Form 10-Q
period 1997-03-31
PROMEDCO MANAGEMENT CO
filed 1997-05-15
CIK 1011630

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q
(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                    For the transition period from           to

                         Commission file number 0-21373

                          PROMEDCO MANAGEMENT COMPANY
             (Exact name of Registrant as specified in its charter)



               DELAWARE                                  75-2529809
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification Number)


        801 CHERRY STREET, SUITE 1450
              FORT WORTH, TEXAS                             76102
   (Address of principal executive offices)               (Zip Code)

                                (817) 335-5035
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES ( )       NO ( X ) *

* The Company has been subject to the reporting requirements of the Securities Exchange Act of 1934 since March 12, 1997.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
   Class of Common Stock                             April 30, 1997
   ---------------------                            ----------------
      $.01 par value                                8,783,862 shares


================================================================================

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                                     INDEX


                                                                                       Page
                                                                                        No.
                                                                                        ---
Part I. Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996                               2

                 Condensed Consolidated Statements of Operations
                      Three Months Ended March 31, 1997 and 1996                         3

                 Condensed Consolidated Statements of Cash Flows
                      Three Months Ended March 31, 1997 and 1996                         4

                 Notes to Condensed Consolidated Financial Statements                    5

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                   9

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                                       13

Signatures                                                                              14

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  March 31, 1997      December 31,
                                                                    (Unaudited)           1996
                                                                  --------------      ------------
                                     ASSETS
Current assets:
         Cash and cash equivalents                                $ 33,294,341        $  1,633,534
         Accounts receivable, net                                    8,967,800           6,227,228
         Management fees receivable                                  1,658,933           1,266,598
         Due from affiliated physician groups                        1,437,819             660,278
         Prepaid expenses and other current assets                     883,198             742,845
                                                                  ------------        ------------
                  Total current assets                              46,242,091          10,530,483
                                                                  ------------        ------------

Property and equipment, net                                          4,986,227           3,930,191
Intangible assets, net                                              17,569,560          14,860,171
Other assets                                                        15,368,960           1,238,929
                                                                  ------------        ------------
                  Total assets                                    $ 84,166,838        $ 30,559,774
                                                                  ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                         $  1,533,441        $  1,505,762
         Payable to affiliated physician groups                      2,012,117           1,341,876
         Accrued salaries, wages and benefits                        1,443,272           1,153,558
         Accrued expenses and other current liabilities              3,149,944           2,353,381
         Current maturities of long-term debt                          753,821           1,151,191
         Current maturities of obligations under capital leases        457,092             589,438
         Deferred purchase price                                    11,107,755             181,986
                                                                  ------------        ------------
                  Total current liabilities                         20,457,442           8,277,192
                                                                  ------------        ------------

Long-term debt, net of current maturities                           13,587,257           4,585,173
Obligations under capital leases, net of current maturities          1,030,171           1,030,171
Convertible subordinated notes payable                               1,800,274           1,800,274
Other long term liabilities                                            483,515             393,575
                                                                  ------------        ------------
                  Total liabilities                                 37,358,659          16,086,385
                                                                  ------------        ------------

Series A redeemable convertible preferred stock                             --           2,957,641
Redeemable common stock                                                     --             991,776
Stockholders' equity:
         Class B Common Stock                                               --              12,262
         Common stock                                                   87,839              31,871
         Additional paid-in capital                                 49,839,045          11,987,480
         Common stock to be issued                                     487,024           2,303,212
         Stockholder notes receivable                                 (400,977)           (151,306)
         Accumulated deficit                                        (3,204,752)         (3,659,547)
                                                                  ------------        ------------
                  Total stockholders' equity                        46,808,179          10,523,972
                                                                  ------------        ------------
                  Total liabilities and stockholders' equity      $ 84,166,838        $ 30,559,774
                                                                  ============        ============


   The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                           1997          1996
                                                       -----------   -----------
Physician groups revenue, net                          $20,725,577   $ 7,091,429
Less: amounts retained by physician groups               9,008,171     3,428,089
                                                       -----------   -----------
Management fee revenue                                  11,717,406     3,663,340
                                                       -----------   -----------

Operating expenses:
         Clinic salaries and benefits                    4,639,895     1,741,516
         Clinic rent and lease expense                   1,079,862       411,372
         Clinic supplies                                 1,513,716       404,298
         Other clinic costs                              2,463,630       936,021
         General corporate expenses                        818,772       581,596
         Depreciation and amortization                     435,875        51,564
         Interest expense (income)                         115,949       (19,625)
                                                       -----------   -----------
                                                        11,067,699     4,106,742
                                                       -----------   -----------

Income (loss) before provision for income taxes            649,707      (443,402)

Provision for income taxes                                 194,912            --
                                                       -----------   -----------

Net income (loss)                                      $   454,795   $  (443,402)
                                                       ===========   ===========

Earnings (loss) per share                              $      0.04   $     (0.05)
                                                       ===========   ===========

Weighted average number of common shares outstanding    11,617,229     8,414,274
                                                       ===========   ===========





    The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    Three Months Ended
                                                                        March 31,
                                                               -----------------------------
                                                                   1997            1996
                                                               ------------    -------------
Cash flows from operating activities:
     Net income (loss)                                         $    454,795    $   (443,402)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities (net
         of effects of purchase transactions):
         Depreciation and amortization                              435,875          51,564
         Provision for deferred income taxes                        121,820              --
         Changes in assets and liabilities:
              Accounts receivable                                  (148,679)       (207,995)
              Management fees receivable                           (392,335)       (651,742)
              Due from affiliated physician groups                 (414,258)             --
              Other assets                                         (153,971)        (86,653)
              Accounts payable                                     (199,447)        217,527
              Payable to physician groups                           670,241              --
              Accrued expenses and other current liabilities        (53,807)        763,570
                                                               ------------    ------------
Net cash provided by (used in) operating activities                 320,234        (357,131)
                                                               ------------    ------------

Cash flows from investing activities:
     Purchases of property and equipment                           (477,907)        (48,407)
     Purchases of clinic assets, net of cash                     (1,189,144)       (277,641)
                                                               ------------    ------------
Net cash used in investing activities                            (1,667,051)       (326,048)
                                                               ------------    ------------

Cash flows from financing activities:
     Borrowings under long-term debt                              2,076,242          82,580
     Payments on long-term debt                                  (2,299,382)        (43,270)
     Payments on capital lease obligations                         (132,346)             --
     Proceeds from issuance of common stock, net                 33,363,110              --
                                                               ------------    ------------
Net cash provided by financing activities                        33,007,624          39,310
                                                               ------------    ------------

Increase in cash and cash equivalents                            31,660,807        (643,869)

Cash and cash equivalents, beginning of period                    1,633,534       3,047,366
                                                               ------------    ------------

Cash and cash equivalents, end of period                       $ 33,294,341    $  2,403,497
                                                               ============    ============

Supplemental disclosure of cash flow information
     Cash paid during the period for -
         Interest expense                                      $    221,743    $      9,143
         Income taxes                                          $     71,518    $         --



  The accompanying notes are an integral part of these financial statements.

                          PROMEDCO MANAGEMENT COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation/Principles of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures herein are adequate to prevent the information presented from being misleading. The foregoing financial information, not audited by independent public accountants, reflects, in the opinion of the Company, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of the operations for the entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996, included in the Company's registration statement on Form S-1.

In November 1996, the Company entered into a definitive agreement with Western Medical Management Corp., Inc. ("Reno"), a physician management company. Under the terms of the agreement, Reno exchanged its common stock for common stock of the Company upon consummation of the Company's initial public offering of common stock in March 1997 (see Note 4). This transaction has been accounted for as a pooling of interests, as defined by APB No. 16, "Business Combinations." The accompanying financial statements are based on the assumption that the companies were combined for the full periods presented and prior financial statements have been restated to give effect to the combination.

Earnings Per Share

Primary earnings per share of common stock have been computed using the weighted average number of shares of common stock outstanding and dilutive common stock equivalents.

Management Fee Revenue

Management fee revenue represents physician groups revenue less amounts retained by physician groups. The amounts retained by physician groups (85% of the physician groups' operating income) represents amounts paid to the physicians pursuant to the service agreements between the Company and the physician groups. Under the service agreements, the Company provides each physician group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employees substantially all of the non-physician personnel utilized by the group.

                          PROMEDCO MANAGEMENT COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


The Company's management fee revenues are dependent upon the operating income of the physician groups. As discussed previously, the physician groups retain a fixed percentage (typically 85%) of physician group operating income. Physician group operating income is defined in the service agreements as the physician group's net medical revenue less certain contractually agreed-upon clinic expenses, including non-physician clinic salaries and benefits, rent, insurance, interest and other direct clinic expenses. The amount of the physician groups revenue retained and paid to the physician group primarily consists of the cost of the affiliated services. The remaining amount of the physician group operating income (typically 15%) and an amount equal to 100% of the clinic expenses are reflected as management fee revenue earned by the Company and is detailed as follows:

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                         1997             1996
                                                      -----------      -----------
Component based upon percentage of physician groups
   operating income                                   $ 1,589,677      $   604,957
Reimbursement of clinic expenses                       10,127,729        3,058,383
                                                      -----------      -----------
Management fee revenue                                $11,717,406      $ 3,663,340
                                                      ===========      ===========


2.       ACQUISITIONS:

Through March 31, 1997 and during 1996, the Company, through its wholly-owned subsidiaries, acquired certain operating assets of the following clinics:

                   Clinic                       Effective Date         Location
                   ------                       --------------         --------
1997:
         Naples Medical Center, P.A.            March 1, 1997          Naples, FL

1996:
         Cullman Primary Care, P.C.             March 6, 1996          Cullman, AL
         Morgan-Haugh, P.S.C.                   April 1, 1996          Mayfield, KY
         HealthFirst Medical Group, P.A.        June 1, 1996           Lake Worth, TX
         King's Daughters Clinic, P.A.          September 1, 1996      Temple, TX

These acquisitions were accounted for as purchases, and the accompanying condensed consolidated financial statements include the results of their operations from the dates of their respective acquisitions. Purchase price allocations to tangible assets acquired and liabilities assumed are based on the estimated fair values at the dates of acquisitions and are subject to final revisions. Simultaneous with each acquisition, the Company entered into a long-term service agreement with the related clinic physician group. The service agreements are 40 years in length.

The Naples acquisition was closed on April 23, 1997 and is effective as of March 1, 1997. Total consideration amounted to $19.9 million, consisting of cash of $11.1 million, notes payable of $8.7 million and the assumption of certain liabilities of $130,000. The cash portion was recorded as deferred purchase price at March 31, 1997. The impacts of this acquisition have been eliminated from the statement of cash flows.

                          PROMEDCO MANAGEMENT COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


In addition, the Company has entered into an agreement to acquire the operating assets and liabilities of a physician group which is currently operated under an interim service agreement. The closing of this acquisition will occur during the second quarter of 1997. The Company will issue approximately 1,900,000 common shares as consideration related to the acquisition, subject to adjustments defined in the related purchase agreement.

The following unaudited pro forma information reflects the effect of acquisitions on the consolidated results of operations of the Company, including the results of operations for Reno, had the acquisitions occurred at January 1, 1996. Future results may differ substantially from pro forma results and cannot be considered indicative of future results.

                                            Three Months Ended March 31,
                                            ----------------------------
                                                1997           1996
                                            ------------   -------------
Physician groups revenue, net                $25,395,421    $21,404,683
Less: amounts retained by physician groups    11,048,385      9,661,521
                                             -----------    -----------
Management fee revenue                       $14,347,036    $11,743,162
                                             ===========    ===========

Net income                                   $   614,639    $   234,185
                                             ===========    ===========

Net income per share                         $      0.05    $      0.02
                                             ===========    ===========

As discussed in Note 1., the Company completed its merger with Reno on March 17, 1997, the date of the closing of the Company's initial public offering. The accompanying condensed consolidated financial statements are based on the assumption that the companies were combined for the full periods presented and prior financial statements have been restated to give effect to the combination. The following unaudited information reflects the separate results of the combined entities for periods prior to the combination:

                                       Three Months Ending          Three Months Ending
                                          March 31, 1997               March 31, 1996
                                     -------------------------   --------------------------
                                      ProMedCo        Reno        ProMedCo         Reno
                                     -----------   -----------   -----------    -----------
Physician groups revenue, net        $17,343,665   $ 3,381,912   $ 4,139,217    $ 2,952,212
Less: amounts retained by
     physician groups                  7,669,484     1,338,687     2,010,147      1,417,942
                                     -----------   -----------   -----------    -----------
Management fee revenue                 9,674,181     2,043,225     2,129,070      1,534,270
                                     -----------   -----------   -----------    -----------
Operating expenses
     Clinic expenses                   8,025,524     1,671,579     1,774,601      1,718,606
     General corporate expenses          818,772            --       581,596             --
     Depreciation and amortization       391,507        44,368        31,591         19,973
     Interest expense (income)           112,666         3,283       (28,768)         9,143
                                     -----------   -----------   -----------    -----------
                                       9,348,469     1,719,230     2,359,020      1,747,722
                                     -----------   -----------   -----------    -----------
Income (loss) before provision
     for income taxes                    325,712       323,995      (229,950)      (213,452)
Provision for income taxes                97,714        97,198            --             --
                                     -----------   -----------   -----------    -----------
Net income (loss)                    $   227,998   $   226,797   $  (229,950)   $  (213,452)
                                     ===========   ===========   ===========    ===========

                          PROMEDCO MANAGEMENT COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


3.       LONG-TERM DEBT:

Long-term debt is summarized as follows:

                                             March 31,    December 31,
                                               1997           1996
                                            -----------   ------------
Borrowings under bank credit facility       $ 4,468,000   $ 4,157,027
Note payable issued to physician groups       9,561,630       851,549
Other long-term debt                            311,448       727,788
                                            -----------   -----------
                                             14,341,078     5,736,364
Less current maturities                         753,821     1,151,191
                                            -----------   -----------
Long-term debt, net of current maturities   $13,587,257   $ 4,585,173
                                            ===========   ===========

In connection with the Naples affiliation, the Company issued notes payable to the groups totaling $8.7 million. These notes payable are payable in three annual installments in each of April 1998, 1999 and 2000. The notes bear interest at 9%, with interest payable in options to purchase the Company's common stock at a price of $9.00 per share, providing the market price for the stock is above the exercise price at the time of payment. Interest may be paid in cash at the option of either party if the market price for the stock is $9.00 or less at the time of payment.


4.       CAPITALIZATION:

During March 1997, the Company completed the initial public offering of its common stock (the "Offering"). The Offering consisted of 4,000,000 shares of common stock sold at a price of $9.00 per share. Gross and net proceeds from the Offering were $36 million and $33.5 million, respectively. In addition, net proceeds were reduced by approximately $1.6 million of expenses relating to the Offering, of which approximately $680,000 had been paid by March 31, 1997. Upon the completion of the Offering, 500,000 shares of preferred stock were converted into common stock. Similarly, 165,296 shares of redeemable common stock and 613,075 shares of Class B Common Stock were converted into common stock.


5.       SUPPLEMENTAL EARNINGS PER SHARE DATA:

In March 1997, the Company sold 4,000,000 shares of common stock at a price of $9.00 per share in the Offering. The unaudited supplemental earnings per share data has been calculated assuming the Offering occurred as of the beginning of each respective period.

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      1997          1996
                                                                  ------------    ------------
Supplemental income per share (primary and fully diluted)
Net income (loss) per share                                        $      0.03    $     (0.04)
                                                                   ===========    ===========

Supplemental weighted average shares outstanding                    14,817,229     12,414,274
                                                                   ===========    ===========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

ProMedCo Management Company, ("ProMedCo" or the "Company") a Delaware corporation, is a physician practice management company that consolidates its affiliated physician groups into primary-care-driven multi-specialty networks. ProMedCo commenced operations in December 1994 and affiliated with its initial physician group in June 1995. The Company's rapid growth in 1996 and 1997 has resulted primarily from its affiliation with additional physician groups. The Company is affiliated with eight physician groups in five states representing 180 physicians and 53 physician extenders practicing at 36 service sites. When affiliating with a physician group, the Company typically acquires at fair market value the group's non-real estate operating assets and enters into a 40-year service agreement with the group in exchange for a combination of common stock, cash, other securities of the Company, and/or the assumption of certain liabilities. The Company is continually seeking additional physician groups with which to affiliate and is currently engaged in negotiations with several such groups.

ProMedCo focuses on pre-managed care secondary markets located principally outside of or adjacent to large metropolitan areas. The key elements of the Company's strategy are to (i) affiliate with primary-care-oriented multi-specialty groups, (ii) continue to penetrate pre-managed care markets,
(iii) expand its affiliated groups' market presence through addition of physicians and ancillary services, (iv) preserve the local autonomy of the Company's affiliated physician groups and maintain decentralized management and
(v) align the Company's economic interests with those of its physician partners.

Results of Operations

As a result of the Company's rapid growth and limited period of affiliation with its affiliated physician groups, the Company does not believe that the period-to-period comparisons and percentage relationships within periods set forth below are meaningful. The Company commenced operations in December 1994 and affiliated with its first physician group in June 1995 and its second group in December 1995. The Company entered into affiliations with six additional groups during 1996 and 1997. Changes in results of operations for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 were caused primarily by affiliations with these six physician groups.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


The following table sets forth the percentages of physician groups revenue represented by certain items reflected in the Company's condensed consolidated statements of operations.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1997            1996
                                               ------------   -------------
Physician groups revenue, net                     100.0%           100.0%
Less: amounts retained by physician groups         43.5             48.3
                                                  -----            -----
Management fee revenue                             56.5             51.7
Operating expenses:
         Clinic salaries and benefits              22.4             24.6
         Clinic rent and lease expense              5.2              5.8
         Clinic supplies                            7.3              5.7
         Other clinic costs                        11.9             13.3
         General corporate expenses                 4.0              8.2
         Depreciation and amortization              2.1              0.7
         Interest expense (income)                  0.5             (0.3)
                                                  -----            -----
Income (loss) before provision for income taxes     3.1%            (6.3)%
Provision for income taxes                          0.9               --
                                                  -----            -----
Net income (loss)                                   2.2%            (6.3)%
                                                  =====            =====

Physician groups revenue was $20,725,577 for the quarter ended March 31, 1997, compared with $7,091,429 for the quarter ended March 31, 1996, an increase of $13,634,148. The increase in physician groups revenue resulted primarily from the affiliation with six physician groups since March 1996.

Amounts retained by physician groups as a percentage of physician groups revenue declined to 43.5% for the quarter ended March 31, 1997, compared to 48.3% for the quarter ended March 31, 1996. Overall clinic costs as a percentage of physician groups revenue declined to 46.8% for the quarter ended March 31, 1997, compared to 49.4% for the quarter ended March 31, 1996. The mix of physician specialties and ancillary services affects the cost of affiliated physician services, clinic salaries and benefits and clinic supplies. Because of the significance of individual group affiliations to the Company as a whole, these expense ratios will vary with each new acquisition. Generally, primary care and office-based physician practices require a higher number of support staff than specialty care or hospital-based practices. Clinic rent and lease expense as percentage of physician groups revenue will vary based on the size of each of the affiliated group's offices and the current market rental rate for medical office space in the particular geographic markets. Other clinic costs will vary as a percentage of physician groups revenue based on regional cost differences and the Company's ability to implement operational efficiencies and negotiate more favorable purchasing arrangements.

General corporate expenses as a percentage of management fee revenue declined to 4.0% for the quarter ended March 31, 1997, compared to 8.2% for the quarter ended March 31, 1996. The level of these expenses continued to increase during the remainder of 1996 and through the quarter ended March 31, 1997, as the Company continued to add to its management infrastructure. While the Company expects that these expenses will continue to increase as the Company increases the number of affiliated physician groups, it believes that these expenses will continue to decline as a percentage of management fee revenue.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Depreciation and amortization as a percentage of physician groups revenue increased to 2.1% for the quarter ended March 31, 1997, compared to 0.7% for the quarter ended March 31, 1996. This was a result of the affiliations with the six additional groups and the acquisition of their operating assets. Interest expense also increased as a percentage of physician groups revenue as a result of higher debt levels associated with these new affiliations.

Provision for income taxes reflects an effective rate of 30%, the Company's estimated effective rate for all of 1997. This effective rate is lower than the Federal statutory rate due to the realization of net operating loss carryforwards, which had been previously reserved for.

Liquidity and Capital Resources

At March 31, 1997, the Company had working capital of $25.8 million, compared to $2.3 million at December 31, 1996. This increase was largely due to completion of the Company's initial public offering (the "Offering"), which resulted in net proceeds of $33.5 million, before expenses of the Offering. This was partially offset by an increase in deferred purchase price of $10.9 million, resulting from the Naples Medical Center affiliation. Subsequent to March 31, 1997, initial consideration of $9.7 million was paid to the Naples groups, with the balance of approximately $1.4 million due in the second and third quarters of 1997.

Cash from operations for the quarter ended March 31, 1997 was $320,000. Net income combined with depreciation and amortization, deferred taxes and an increase in amounts payable to affiliated physician groups to provide $1.7 million in cash flows. This was offset by uses of cash of $1.4 million resulting from increases in accounts receivable, management fees receivable, amounts due from affiliated physicians and other assets and decreases in accounts payable, accrued expenses and other current liabilities.

The Company had expenditures for the acquisition of clinic assets of $1.2 million for the quarter ended March 31, 1997. Of this, approximately $700,000 was an advance payment for an affiliation that will close in the second quarter of 1997. This physician group is currently operating under an interim service agreement with ProMedCo. The remaining amounts were for deferred payments associated with previously completed acquisitions. Capital expenditures amounted to $478,000 for the quarter ended March 31, 1997. Although each of the Company's service agreements with its affiliated physician groups requires the Company to provide capital for equipment, expansion, additional physicians and other major expenditures, no specific amount has been committed in advance. Capital expenditures are made based partially upon the availability of funds, the sources of funds, alternative projects and an acceptable repayment period.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

The Company's bank credit facility provides for a total of $25 million in working capital and acquisition financing, subject to certain restrictions. Outstanding borrowings against the bank credit facility were $4.5 million at March 31, 1997. The interest rate under this facility is, at the Company's option, (i) the "adjusted" 30-day commercial paper rate of issuers whose corporate bonds are rated "AA" plus 3.25%, (ii) one month LIBOR plus 3.25% or
(iii) the bank's prime rate plus 0.5%. The bank credit facility, which expires in July 1999, contains certain restrictive covenants, including prohibitions on paying dividends, limitations on capital expenditures and maintenance of minimum net worth and certain financial ratios.

In connection with the Naples affiliation, the Company issued notes payable to the group totaling $8.7 million. These notes payable are payable in three annual installments in each of April 1998, 1999 and 2000. The notes bear interest at 9%, with interest payable in options to purchase the Company's common stock at a price of $9.00 per share, providing the market price for the stock is above the exercise price at the time of payment. Interest may be paid in cash at the option of either party if the market price for the stock is $9.00 or less at the time of payment.

The Company had cash and cash equivalents of $33.3 million at March 31, 1997. In addition to this, the Company's principal sources of liquidity are accounts receivable of $9.0 million at March 31, 1997 and availability under the working capital portion of the bank line of credit of $2.3 million. The Company believes that the combination of these sources will be sufficient to meet the Company's working capital needs for the next twelve months. The Company's future acquisition, expansion and capital expenditure programs will require substantial amounts of capital resources. To meet the capital needs of these programs, the Company will continue to evaluate alternative sources of financing, including short- and long-term bank indebtedness, additional equity and other forms of financing, the availability and terms of which will depend upon market and other conditions. There can be no assurance that additional financing will be available on terms acceptable to the Company.

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements about anticipated results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that such forward-looking statements are based upon internal estimates which are subject to change because they reflect preliminary information and management assumptions, and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The factors which could cause actual results or outcomes to differ from such expectations include the extent of the Company's success in (i) negotiating the acquisition of additional physician groups; (ii) integrating all operations within the planned time frame; and (iii) negotiating favorable reimbursement rates, along with the uncertainties and other factors described from time to time in the Company's SEC filings and reports. This report includes "forward-looking statements" including, without limitation, statements as to liquidity and capital resources, and the negotiation and acquisition of additional physician groups.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  11       Computation of Per Share Earnings

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  On March 31, 1997, the Company filed a report on Form 8-K reporting an affiliation with a physician group in Reno, Nevada, pursuant to Item 2. of Form 8-K.

                  On May 7, 1997, the Company filed a report on Form 8-K reporting an affiliation with a physician group in Naples, Florida, pursuant to Item 2. of Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SIGNATURE                                             TITLE                            DATE
---------                                             -----                            ----

/s/ H. WAYNE POSEY
-------------------------------
H. Wayne Posey                              President, Chief Executive            May 15, 1997
                                            Officer, and Director
                                            (Chief Executive Officer)

/s/ ROBERT D. SMITH
-------------------------------
Robert D. Smith                             Vice President - Finance              May 15, 1997
                                            (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                    Description
-------                   -----------
  11          Computation of Per Share Earnings

  27          Financial Data Schedule