Form 10-Q
period 1997-06-30
PROMEDCO MANAGEMENT CO
filed 1997-08-14
CIK 1011630

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q

(MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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

                                YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
Class of Common Stock                                 July 31, 1997
---------------------                               -----------------
   $.01 par value                                   10,066,095 shares

===============================================================================

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                                     INDEX

                                                                                                  Page
                                                                                                   No.
                                                                                                  ----
Part I. Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets
                     June 30, 1997 and December 31, 1996                                            2

                 Condensed Consolidated Statements of Operations
                     Three Months and Six Months Ended June 30, 1997 and 1996                       3

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1997 and 1996                                        4

                 Notes to Condensed Consolidated Financial Statements                               5

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                        11

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                                                  16

Signatures                                                                                         17


                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30, 1997         December 31,
                                                                               (Unaudited)              1996
                                                                           ------------------    -------------------
                                     ASSETS
Current assets:
         Cash and cash equivalents                                         $       19,713,154    $        1,633,534
         Accounts receivable, net                                                   9,502,714             6,227,228
         Management fees receivable                                                   800,826             1,266,598
         Due from affiliated physician groups                                       3,382,547               660,278
         Prepaid expenses and other current assets                                    941,954               742,845
                                                                           ------------------    ------------------
                  Total current assets                                             34,341,195            10,530,483
                                                                           ------------------    ------------------

Property and equipment, net                                                         5,448,069             3,930,191
Intangible assets, net                                                             33,911,368            14,860,171
Other assets                                                                       16,558,105             1,238,929
                                                                           ------------------    ------------------
                  Total assets                                             $       90,258,737    $       30,559,774
                                                                           ==================    ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                  $        1,300,406    $        1,505,762
         Payable to affiliated physician groups                                     3,256,439             1,341,876
         Accrued salaries, wages and benefits                                       1,457,687             1,153,558
         Accrued expenses and other current liabilities                             1,941,327             2,353,381
         Current maturities of long-term debt                                       3,395,289             1,151,191
         Current maturities of obligations under capital leases                       535,458               589,438
         Deferred purchase price                                                    1,577,505               181,986
                                                                           ------------------    ------------------
                  Total current liabilities                                        13,464,111             8,277,192
                                                                           ------------------    ------------------

Long-term debt, net of current maturities                                          10,265,237             4,585,173
Obligations under capital leases, net of current maturities                           877,154             1,030,171
Convertible subordinated notes payable                                              1,800,274             1,800,274
Other long term liabilities                                                           749,576               393,575
                                                                           ------------------    ------------------
                  Total liabilities                                                27,156,352            16,086,385
                                                                           ------------------    ------------------

Series A redeemable convertible preferred stock                                        -                  2,957,641
Redeemable common stock                                                                -                    991,776
Stockholders' equity:
         Class B Common Stock                                                          -                     12,262
         Common stock                                                                 100,510                31,871
         Additional paid-in capital                                                53,555,315            11,987,480
         Common stock to be issued                                                 11,914,039             2,303,212
         Stockholder notes receivable                                                (369,665)             (151,306)
         Accumulated deficit                                                       (2,097,814)           (3,659,547)
                                                                           ------------------    ------------------
                  Total stockholders' equity                                       63,102,385            10,523,972
                                                                           ------------------    ------------------
                  Total liabilities and stockholders' equity               $       90,258,737    $       30,559,774
                                                                           ==================    ==================

The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                          ------------------------------     ------------------------------
                                                               1997             1996              1997             1996
                                                          --------------  --------------     --------------  --------------
Physician groups revenue, net                             $   25,732,048  $   10,041,414     $   46,457,625  $   17,132,843
Less: amounts retained by physician groups                    10,532,177       4,712,459         19,540,348       8,140,548
                                                          --------------  --------------     --------------  --------------
Management fee revenue                                        15,199,871       5,328,955         26,917,277       8,992,295
                                                          --------------  --------------     --------------  --------------

Operating expenses:
         Clinic salaries and benefits                          5,926,457       2,483,746         10,566,352       4,225,262
         Clinic rent and lease expense                         1,429,063         549,656          2,508,925         961,028
         Clinic supplies                                       1,962,366         639,858          3,476,082       1,044,156
         Other clinic costs                                    2,935,385       1,353,550          5,399,015       2,289,571
         General corporate expenses                              823,533         676,099          1,642,305       1,257,695
         Depreciation and amortization                           602,552          67,068          1,038,427         118,632
         Interest expense                                          1,148          33,071            117,097          13,446
                                                          --------------  --------------     --------------  --------------
                                                              13,680,504       5,803,048         24,748,203       9,909,790
                                                          --------------  --------------     --------------  --------------

Income (loss) before provision for income taxes                1,519,367        (474,093)         2,169,074        (917,495)

Provision for income taxes                                       412,429          -                 607,341          -
                                                          --------------  --------------     --------------  ---------------

Net income (loss)                                         $    1,106,938  $     (474,093)    $    1,561,733  $     (917,495)
                                                          ==============  ==============     ==============  ==============

Earnings (loss) per share                                 $         0.08  $        (0.06)    $         0.12  $        (0.11)
                                                          ==============  ==============     ==============  ==============

Weighted average number of common shares outstanding          14,704,421       8,191,446         13,133,900       8,202,845
                                                          ==============  ==============     ==============  ==============



The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                 ----------------------------------
                                                                                      1997                  1996
                                                                                 ----------------------------------
Cash flows from operating activities:
     Net income (loss)                                                           $   1,561,733      $      (917,495)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (net of effects of
         purchase transactions):
         Depreciation and amortization                                               1,014,788              118,632
         Provision for deferred income taxes                                           390,058               -
         Noncash compensation                                                           -                    14,750
         Changes in assets and liabilities:
              Accounts receivable                                                      615,343               40,775
              Management fees receivable                                            (1,087,407)            (696,890)
              Due from affiliated physician groups                                  (2,358,986)            (132,520)
              Other assets                                                            (941,353)            (148,651)
              Accounts payable                                                        (205,356)             493,728
              Payable to physician groups                                            1,914,563               -
              Accrued expenses and other current liabilities                          (122,430)           1,070,079
                                                                                --------------      ---------------
Net cash provided by (used in) operating activities                                    780,953             (157,592)
                                                                                --------------      ---------------

Cash flows from investing activities:
     Purchases of property and equipment                                            (1,111,146)            (201,289)
     Purchases of clinic assets, net of cash                                       (13,166,514)          (1,546,805)
                                                                                --------------      ---------------
Net cash used in investing activities                                              (14,277,660)          (1,748,094)
                                                                                --------------      ---------------

Cash flows from financing activities:
     Borrowings under long-term debt                                                 2,076,242              218,705
     Payments on long-term debt                                                     (2,857,590)            (173,505)
     Payments on capital lease obligations                                            (206,997)              -
     Payment of deferred financing costs                                                -                   (35,000)
     Proceeds from issuance of common stock, net                                    32,913,035               -
     Purchase and retirement of treasury stock                                        (348,363)              -
     Payment on stockholder notes receivable                                            -                    (3,636)
                                                                                --------------      ---------------
Net cash provided by financing activities                                           31,576,327                6,564
                                                                                --------------      ---------------

Increase in cash and cash equivalents                                               18,079,620           (1,899,122)
Cash and cash equivalents, beginning of period                                       1,633,534            3,047,366
                                                                                --------------      ---------------
Cash and cash equivalents, end of period                                        $   19,713,154      $     1,148,244
                                                                                ==============      ===============
Supplemental disclosure of cash flow information
     Cash paid (received) during the period for -
         Interest expense                                                       $      404,571      $        23,690
         Income taxes                                                           $      (60,434)     $          -

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

Certain prior period amounts have been reclassified to conform with the 1997 presentation.

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

Earnings Per Share

Primary earnings per share ("EPS") of common stock have been computed using the weighted average number of shares of common stock outstanding and dilutive common stock equivalents. Fully diluted EPS is not materially different from primary EPS.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which will require the Company to change its method of calculating EPS. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS, which has not changed significantly from the current calculation of fully diluted EPS, includes the options, warrants and other potentially dilutive securities that are excluded from basic EPS. In accordance with the provisions of SFAS No. 128, the Company will adopt this new standard beginning in 1998. Had the Company adopted the new standard in 1997, (early adoption is specifically prohibited) basic EPS would be as follows:

                          PROMEDCO MANAGEMENT COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                 Three Months                    Six Months
                                                                 Ended June 30,                Ended June 30,
                                                       -------------------------------  ----------------------------
                                                            1997            1996            1997            1996
                                                       --------------  ---------------  -------------  -------------
Net income per share                                   $         0.11  $         (0.10) $       0.18    $      (0.19)
                                                       ==============  ===============  =============== ============

Weighted average number of common shares outstanding   $   10,050,953  $     4,785,524  $  8,459,921    $  4,785,854
                                                       ==============  ===============  =============== ============

Management Fee Revenue

Management fee revenue represents physician groups revenue less amounts retained by physician groups. The amounts retained by physician groups (typically 85% of the physician groups' operating income) represents amounts paid to the physicians pursuant to the service agreements between the Company and the physician groups. Under the service agreements, the Company provides each physician group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group.

The Company's management fee revenues are dependent upon the operating income of the physician groups. As discussed previously, the physician groups retain a fixed percentage of physician group operating income. Physician group operating income is defined in the service agreements as the physician group's net medical revenue less certain contractually agreed-upon clinic expenses, including non-physician clinic salaries and benefits, rent, insurance, interest and other direct clinic expenses. The amount of the physician groups revenue retained and paid to the physician group primarily consists of the cost of the affiliated services. The remaining amount of the physician group operating income (typically 15%) and an amount equal to 100% of the clinic expenses are reflected as management fee revenue earned by the Company and is detailed as follows:

                                                           Three Months                       Six Months
                                                          Ended June 30,                    Ended June 30,
                                                   -------------------------------  ------------------------------
                                                         1997            1996            1997            1996
                                                   --------------  ---------------  -------------  ---------------
     Component based upon percentage of physician
         groups operating income                   $    1,858,619  $       831,610  $    3,448,297  $    1,436,567
     Reimbursement of clinic expenses                  13,341,252        4,497,345      23,468,980       7,555,728
                                                   --------------  ---------------  --------------  --------------
     Management fee revenue                        $   15,199,871  $     5,328,955  $   26,917,277  $    8,992,295
                                                   ==============  ===============  ==============  ==============

                          PROMEDCO MANAGEMENT COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2.       ACQUISITIONS:

Through June 30, 1997 and during 1996, the Company, through its wholly-owned subsidiaries, acquired certain operating assets of the following clinics:

                   Clinic                            Effective Date             Location
1997:
         Naples Medical Center, P.A.                 March 1, 1997              Naples, FL
         Abilene Diagnostic Clinic, P.L.L.C.         June 1, 1997               Abilene, TX

1996:
         Cullman Primary Care, P.C.                  March 6, 1996              Cullman, AL
         Morgan-Haugh, P.S.C.                        April 1, 1996              Mayfield, KY
         HealthFirst Medical Group, P.A.             June 1, 1996               Lake Worth, TX
         King's Daughters Clinic, P.A.               September 1, 1996          Temple, TX

These acquisitions were accounted for as purchases, and the accompanying condensed consolidated financial statements include the results of their operations from the dates of their respective acquisitions. Purchase price allocations to tangible assets acquired and liabilities assumed are based on the estimated fair values at the dates of acquisitions and are subject to final revisions. The impacts of these acquisitions have been eliminated from the statement of cash flows. Simultaneous with each acquisition, the Company entered into a long-term service agreement with the related clinic physician group. The service agreements are 40 years in length.

The Naples acquisition was closed on April 23, 1997 and is effective as of March 1, 1997. Total consideration amounted to $19.9 million, consisting of cash of $11.1 million, notes payable of $8.7 million and the assumption of certain liabilities of $130,000.

The Abilene acquisition was closed on June 5, 1997 and is effective as of June 1, 1997. Total consideration for the transaction amounted to $15.1 million, consisting of cash of $2.5 million and approximately 2,000,000 shares of the Company's common stock to be issued. The cash component consisted of $700,000 paid prior to closing and $1.8 million paid at closing. Prior to the closing of the acquisition, the Abilene physician group was operated under an interim service agreement since December 1995.

                          PROMEDCO MANAGEMENT COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The following unaudited pro forma information reflects the effect of acquisitions on the consolidated results of operations of the Company, including the operations for Reno, had the acquisitions occurred at January 1, 1996. Future results may differ substantially from pro forma results and may not be indicative of future operations.

                                                           Three Months                        Six Months
                                                          Ended June 30,                     Ended June 30,
                                                   -------------------------------  --------------------------------
                                                         1997            1996             1997             1996
                                                   --------------  ---------------  ---------------  ---------------
Physician groups revenue, net                      $   25,732,048  $    22,099,852  $    51,127,469  $    43,650,756
Less: amounts retained by physician groups             10,532,177        9,571,949       21,557,659       18,650,964
                                                   --------------  ---------------  ---------------  ---------------
Management fee revenue                             $   15,199,871  $    12,527,903  $    29,569,810  $    24,999,792
                                                   ==============  ===============  ===============  ===============

Net income                                         $      842,942  $       264,674  $     1,389,843  $       541,303
                                                   ==============  ===============  ===============  ===============
Net income per share                               $         0.06  $          0.02  $          0.11  $          0.05
                                                   ==============  ===============  ===============  ===============

Pro forma net income and pro forma net income per share for the three months and six months ended June 30, 1997 are lower than historical net income and net income per share for the same period primarily due to a higher pro forma tax rate, which assumes that all net operating loss carryforwards would have been recognized prior to 1997.

As discussed in Note 1, the Company completed its merger with Reno on March 17, 1997, the date of the closing of the Company's initial public offering. The accompanying condensed consolidated financial statements are based on the assumption that the companies were combined for the full periods presented and prior financial statements have been restated to give effect to the combination. The following unaudited information reflects the separate results of the combined entities for periods prior to the combination:

                                 Three Months Ending            Three Months Ending             Six Months Ending
                                   March 31, 1997                  June 30, 1996                  June 30, 1996
                            ---------------------------- ------------------------------  ------------------------------
                               ProMedCo         Reno          ProMedCo         Reno         ProMedCo          Reno
                            -------------  -------------   -------------  -------------  --------------  --------------
Physician groups
     revenue, net         $    17,343,665  $   3,381,912   $   6,981,105  $   3,060,309  $   11,120,322  $   6,012,521
Less: amounts retained
     by physician groups        7,669,484      1,338,687       3,286,249      1,426,210       5,296,396      2,844,152
                            -------------  -------------   -------------  -------------  --------------  -------------
Management fee revenue          9,674,181      2,043,225       3,694,856      1,634,099       5,823,926      3,168,369
                            -------------  -------------   -------------  -------------  --------------  -------------
Operating expenses
     Clinic expenses            8,025,524      1,671,579       3,103,894      1,922,916       4,878,496      3,641,520
     General corporate
         expenses                 818,772         -              676,099         -            1,257,694         -
     Depreciation and
         amortization             391,507         44,368          50,611         16,457          82,202         36,432
     Interest expense
         (income)                 112,666          3,283          27,618          5,453          (1,150)        14,596
                            -------------  -------------   -------------  -------------  --------------  -------------

                                9,348,469      1,719,230       3,858,222      1,944,826      6,217,242       3,692,548
                            -------------  -------------   -------------  -------------  -------------  --------------
Income (loss) before
     provision for income
     taxes                        325,712        323,995        (163,366)      (310,727)       (393,316)      (524,179)
Provision for income taxes         97,714         97,198          -              -               -              -
                            -------------  -------------   -------------  -------------  --------------  -------------
Net income (loss)           $     227,998  $     226,797   $    (163,366) $    (310,727) $     (393,316) $    (524,179)
                            =============  =============   =============  =============  ==============  =============


                          PROMEDCO MANAGEMENT COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



3.       LONG-TERM DEBT:

Long-term debt is summarized as follows:

                                                                                June 30,            December 31,
                                                                                  1997                  1996
                                                                           ------------------    ------------------
         Borrowings under bank credit facility                             $        4,468,000    $        4,157,027
         Note payable issued to physician groups                                    9,121,286               851,549
         Other long-term debt                                                          71,240               727,788
                                                                           ------------------    ------------------
                                                                                   13,660,526             5,736,364
         Less current maturities                                                    3,395,289             1,151,191
                                                                           ------------------    ------------------
         Long-term debt, net of current maturities                         $       10,265,237    $        4,585,173
                                                                           ==================    ==================

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


4.       CAPITALIZATION:

During March 1997, the Company completed the initial public offering of its common stock (the "Offering"). The Offering consisted of 4,000,000 shares of common stock sold at a price of $9.00 per share. Gross and net proceeds from the Offering were $36 million and $33.5 million, respectively. In addition, net proceeds were reduced by approximately $1.6 million of expenses relating to the Offering, of which approximately $1.1 million had been paid by June 30, 1997. Upon the completion of the Offering, 500,000 shares of preferred stock were converted into common stock. Similarly, 165,296 shares of redeemable common stock and 613,075 shares of Class B Common Stock were converted into common stock.

During May 1997, the Company issued an additional $3.6 million of the Company's common stock to a physician group acquired in late 1996 relating to post-closing consideration adjustments. As discussed in Note 2, the Company will issue, in January 1998, approximately 2,000,000 shares of common stock in connection with the Abilene acquisition. This amount is included in common stock to be issued in the accompanying June 30, 1997 balance sheet.

                          PROMEDCO MANAGEMENT COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5.       SUPPLEMENTAL EARNINGS PER SHARE DATA:

In March 1997, the Company sold 4,000,000 shares of common stock at a price of $9.00 per share in the Offering. The unaudited supplemental earnings per share data has been calculated assuming the Offering occurred as of the beginning of each respective period.

                                                                  Three Months                     Six Months
                                                                 Ended June 30,                  Ended June 30,
                                                       -------------------------------  -------------------------------
                                                              1997            1996           1997              1996
                                                       --------------  ---------------  ---------------  --------------
     Supplemental income per share (primary and
         fully diluted)
     Net income (loss) per share                       $         0.08   $        (0.04) $         0.11   $        (0.07)
                                                       ==============   ==============  ==============   ==============
     Supplemental weighted average shares
         outstanding                                       14,704,421       12,191,446      14,725,060       12,202,845
                                                       ==============   ==============  ==============   ==============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

ProMedCo Management Company, ("ProMedCo" or the "Company") a Delaware corporation, is a physician practice management company that consolidates its affiliated physician groups into primary-care-driven multi-specialty networks. ProMedCo commenced operations in December 1994 and affiliated with its initial physician group in June 1995. The Company's rapid growth in 1996 and 1997 has resulted primarily from its affiliation with additional physician groups. The Company is currently affiliated with eight physician groups in five states representing 186 physicians and 52 physician extenders practicing at 33 service sites. A ninth physician group, consisting of 18 physicians and 3 physician extenders, is being operated under an interim service agreement until its affiliation with the Company is consummated. When affiliating with a physician group, the Company typically acquires at fair market value the group's non-real estate operating assets and enters into a 40-year service agreement with the group in exchange for a combination of common stock, cash, other securities of the Company, and/or the assumption of certain liabilities. The Company is continually seeking additional physician groups with which to affiliate and is currently engaged in negotiations with several such groups.

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

Results of Operations

As a result of the Company's rapid growth and limited period of affiliation with its affiliated physician groups, the Company does not believe that the period-to-period comparisons and percentage relationships within periods set forth below are meaningful. The Company commenced operations in December 1994 and affiliated with its first physician group in June 1995 and its second group in December 1995. The Company entered into affiliations with six additional groups during 1996 and 1997. Changes in results of operations for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 were caused primarily by affiliations with these six physician groups.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


The following table sets forth the percentages of physician groups revenue represented by certain items reflected in the Company's condensed consolidated statements of operations.

                                                           Three Months                    Six Months
                                                          Ended June 30,                 Ended June 30,
                                                    ----------------------------  ----------------------------
                                                        1997         1996             1997           1996
                                                    ----------------------------  ----------------------------
Physician groups revenue, net                          100.0%       100.0%           100.0%          100.0%
Less: amounts retained by physician groups             40.9          46.9             42.1            47.5
                                                       ----          ----             ----           -----
Management fee revenue                                 59.1          53.1             57.9            52.5
Operating expenses:
     Clinic salaries and benefits                      23.1          24.7             22.7            24.7
     Clinic rent and lease expense                      5.6           5.5              5.4             5.6
     Clinic supplies                                    7.6           6.4              7.5             6.1
     Other clinic costs                                11.4          13.5             11.6            13.4
     General corporate expenses                         3.2           6.7              3.5             7.3
     Depreciation and amortization                      2.3           0.7              2.2             0.7
     Interest expense                                    -            0.3              0.3             0.1
                                                       ----          ----             ----           -----
Income (loss) before provision for income taxes         5.9%         (4.7)%            4.7%           (5.4)%
Provision for income taxes                              1.6             -              1.3               -
                                                       ----          ------           ----           -----
Net income (loss)                                       4.3%         (4.7)%            3.4%           (5.4)%
                                                       ====          =====            ====           =====

Physician groups revenue increased to $25.7 million for the three months ended June 30, 1997 from $10.0 million for the three months ended June 30, 1996, an increase of 156%, and to $46.5 million from $17.1 million for the first six months of 1997 compared to 1996, an increase of 171%. The increase in physician groups revenue resulted primarily from the various affiliations with physician groups in 1996 and 1997.

Amounts retained by physician groups as a percentage of physician groups revenue declined to 40.9% for the three months ended June 30, 1997, compared to 46.9% for the three months ended June 30, 1996, and to 42.1% for the first six months of 1997 compared to 47.5% for the first six months of 1996. Overall clinic costs as a percentage of physician groups revenue declined to 47.7% for the three months ended June 30, 1997, compared to 50.1% for the three months ended June 30, 1996, and to 47.2% for the first six months of 1997 compared to 49.8% for the first six months of 1996. The mix of physician specialties and ancillary services affects the cost of affiliated physician services, clinic salaries and benefits and clinic supplies. Because of the significance of individual group affiliations to the Company as a whole, these expense ratios will vary with each new acquisition. Generally, primary care and office-based physician practices require a higher number of support staff than specialty care or hospital-based practices. Clinic rent and lease expense as percentage of physician groups revenue will vary based on the size of each of the affiliated group's offices and the current market rental rate for medical office space in the particular geographic markets. Other clinic costs will vary as a percentage of physician groups revenue based on regional cost differences and the Company's ability to implement operational efficiencies and negotiate more favorable purchasing arrangements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



General corporate expenses as a percentage of physician groups revenue declined to 3.2% for the three months ended June 30, 1997, compared to 6.7% for the three months ended June 30, 1996, and to 3.5% for the first six months of 1997 compared to 7.3% for the first six months of 1996. The amount of these expenses continued to increase during the remainder of 1996 and through the six months ended June 30, 1997, as the Company continued to add to its management infrastructure. While the Company expects that these expenses will continue to increase as the Company increases the number of affiliated physician groups, it believes that these expenses will continue to decline as a percentage of management fee revenue.

Depreciation and amortization as a percentage of physician groups revenue increased to 2.3% for the three months ended June 30, 1997, compared to 0.7% for the three months ended June 30, 1996 and to 2.2% for the first six months of 1997 compared to 0.7% for the first six months of 1996. This increase is attributable to differences in the mix of assets amount the various affiliations that have occurred over the past year.

Net interest expense as a percentage of physician groups revenue was nil for the three months ended June 30, 1997, compared to 0.3% for the three months ended June 30, 1996, primarily due to increased interest income from the investment of unused proceeds from the Company's initial public offering of its common stock (the "Offering"), completed on March 12, 1997. For the first six months of 1997, net interest expense as a percentage of physician groups revenue increased to 0.3% for the first six months of 1997 compared to 0.1% for the first six months as a result of higher debt levels associated with the new affiliations.

Provision for income taxes reflects an effective rate of 28%, the Company's estimated effective rate for all of 1997. This effective rate is lower than the Federal statutory rate due to the realization of net operating loss carryforwards, which had been previously reserved for.

Liquidity and Capital Resources

At June 30, 1997, the Company had working capital of $20.9 million, compared to $2.3 million at December 31, 1996. This increase was largely due to completion of the Offering, which resulted in net proceeds of $33.5 million, before expenses of the Offering. This was partially offset by an increase in deferred purchase price of $1.4 million, resulting from the Naples Medical Center affiliation. During the second quarter, the Company paid approximately $11.7 million in connection with the Naples and Abilene affiliations (see Note 2).

Cash from operations for the six months ended June 30, 1997 was $781,000. Net income combined with depreciation and amortization, deferred taxes, a decrease in accounts receivable and an increase in amounts payable to affiliated physician groups to provide $5.5 million in cash flows. This was offset by uses of cash of $4.7 million, resulting from increases in management fees receivable, amounts due from affiliated physicians and other assets and decreases in accounts payable, accrued expenses and other current liabilities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



The Company had expenditures for the acquisition of clinic assets of $13.2 million for the six months ended June 30, 1997. Of this, approximately $12.6 million related to the affiliations with Abilene and Naples. The remaining amounts were for additional physicians at existing clinics and deferred payments associated with previously completed acquisitions. Capital expenditures amounted to $1.1 million for the six months ended June 30, 1997. Although each of the Company's service agreements with its affiliated physician groups requires the Company to provide capital for equipment, expansion, additional physicians and other major expenditures, no specific amount has been committed in advance. Capital expenditures are made based partially upon the availability of funds, the sources of funds, alternative projects and an acceptable repayment period.

The Company's bank credit facility provides for a total of $25 million in working capital and acquisition financing, subject to certain restrictions. Outstanding borrowings against the bank credit facility were $4.5 million at June 30, 1997. The interest rate under this facility is, at the Company's option, (i) the "adjusted" 30-day commercial paper rate of issuers whose corporate bonds are rated "AA" plus 3.25%, (ii) one month LIBOR plus 3.25% or
(iii) the bank's prime rate plus 0.5%, which was 8.5% as of June 30, 1997. The bank credit facility, which expires in July 2001, contains certain restrictive covenants, including prohibitions on paying dividends, limitations on capital expenditures and maintenance of minimum net worth and certain financial ratios.

In connection with the Naples affiliation, the Company issued notes payable to the group totaling $8.7 million. These notes are payable in three annual installments in each of April 1998, 1999 and 2000. The notes bear interest at 9%, with interest payable in options to purchase the Company's common stock at a price of $9.00 per share, providing the market price for the stock is above the exercise price at the time of payment. Interest may be paid in cash at the option of either party if the market price for the stock is $9.00 or less at the time of payment.

The Company had cash and cash equivalents of $19.7 million at June 30, 1997. In addition to this, the Company's principal sources of liquidity are accounts receivable of $9.5 million at June 30, 1997 and availability under the working capital portion of the bank line of credit of $2.3 million. The Company believes that the combination of these sources will be sufficient to meet the Company's working capital needs for the next twelve months. The Company has finalized terms for an affiliation with a physician group and the acquisition of a managed care company, both of which are expected to close in the third quarter. Combined consideration for the two is estimated to be $13 million, in the form of cash, stock and deferred purchase price. The Company's future acquisition, expansion and capital expenditure programs will require substantial amounts of capital resources. To meet the capital needs of these programs, the Company will continue to evaluate alternative sources of financing, including short- and long-term bank indebtedness, additional equity and other forms of financing, the availability and terms of which will depend upon market and other conditions. There can be no assurance that additional financing will be available on terms acceptable to the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



Forward-Looking Statements

From time to time, the Company may publish forward-looking statements about anticipated results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that such forward-looking statements are based upon internal estimates which are subject to change because they reflect preliminary information and management assumptions, and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The factors which could cause actual results or outcomes to differ from such expectations include the extent of the Company's success in (i) negotiating the acquisition of additional physician groups; (ii) integrating all operations within the planned time frame; and (iii) negotiating favorable reimbursement rates, along with the uncertainties and other factors described from time to time in the Company's SEC filings and reports. This report includes "forward-looking statements" including, without limitation, statements as to operating results, liquidity and capital resources, and the negotiation and acquisition of additional physician groups.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  11       Computation of Per Share Earnings

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  On June 19, 1997, the Company filed a report on Form 8-K reporting an acquisition of a physician group in Abilene, Texas, pursuant to Item 2. of Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       SIGNATURE                       TITLE                         DATE
       ---------                       -----                         ----
/s/ H. Wayne Posey
-------------------------
H. Wayne Posey               President, Chief Executive         August 14, 1997
                             Officer, and Director
                             (Chief Executive Officer)

/s/ Robert D. Smith
-------------------------
Robert D. Smith              Vice President - Finance           August 14, 1997
                             (Chief Accounting Officer)


                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             EXHIBIT
-------                            -------
EX - 11                  Computation of Per Share Earnings

EX - 27                  Financial Data Schedule
