Form 10-Q
period 1997-09-30
PROMEDCO MANAGEMENT CO
filed 1997-11-14
CIK 1011630

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549






                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended September 30, 1997

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

                                                          Outstanding at
        Class of Common Stock                             October 31, 1997
          $.01 par value                                  10,062,095 shares


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

               PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                                  INDEX


                                                                           Page
                                                                            No.

Part I. Financial Information

   Item 1. Financial Statements

     Condensed Consolidated Balance Sheets
      September 30, 1997 and December 31, 1996                              2

     Condensed Consolidated Statements of Operations
      Three Months and Nine Months Ended September 30, 1997 and 1996        3

     Condensed Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 1997 and 1996                        4

     Notes to Condensed Consolidated Financial Statements                   5

   Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                    11

Part II. Other Information

   Item 2. Changes in Securities and Use of Proceeds                        16

   Item 6. Exhibits and Reports on Form 8-K                                 16

Signatures                                                                  17

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           September 30, 1997       December 31,
                                                                               (Unaudited)              1996
                                     ASSETS
Current assets:
         Cash and cash equivalents                                        $        17,098,313    $        1,633,534
         Accounts receivable, net                                                  13,807,217             6,227,228
         Management fees receivable                                                   161,105             1,266,598
         Due from affiliated physician groups                                       2,206,265               660,278
         Prepaid expenses and other current assets                                  3,501,605               742,845
                                                                           ------------------    ------------------
                  Total current assets                                             36,774,505            10,530,483
                                                                           ------------------    ------------------

Property and equipment, net                                                         6,337,628             3,930,191
Intangible assets, net                                                             46,237,534            14,860,171
Other assets                                                                       16,332,234             1,238,929
                                                                           ------------------    ------------------
                  Total assets                                             $      105,681,901    $       30,559,774
                                                                           ==================    ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                  $        1,437,015    $        1,505,762
         Payable to affiliated physician groups                                     3,596,788             1,341,876
         Accrued salaries, wages and benefits                                       1,628,373             1,153,558
         Accrued expenses and other current liabilities                             2,757,731             2,353,381
         Current maturities of long-term debt                                       3,668,146             1,151,191
         Current maturities of obligations under capital leases                       137,180               589,438
         Deferred purchase price                                                    8,434,428               181,986
                                                                           ------------------    ------------------
                  Total current liabilities                                        21,659,661             8,277,192
                                                                           ------------------    ------------------

Long-term debt, net of current maturities                                          15,245,130             4,585,173
Obligations under capital leases, net of current maturities                           746,414             1,030,171
Convertible subordinated notes payable                                              1,800,274             1,800,274
Other long term liabilities                                                         1,716,481               393,575
                                                                           ------------------    ------------------
                  Total liabilities                                                41,167,960            16,086,385
                                                                           ------------------    ------------------

Series A redeemable convertible preferred stock                                        -                  2,957,641
Redeemable common stock                                                                -                    991,776
Stockholders' equity:
         Class B Common Stock                                                          -                     12,262
         Common stock                                                                 100,621                31,871
         Additional paid-in capital                                                53,400,407            11,987,480
         Common stock to be issued                                                 11,878,044             2,303,212
         Stockholder notes receivable                                                (369,665)             (151,306)
         Accumulated deficit                                                         (495,466)           (3,659,547)
                                                                           -------------------   ------------------
                  Total stockholders' equity                                       64,513,941            10,523,972
                                                                           ------------------    ------------------
                  Total liabilities and stockholders' equity               $      105,681,901    $       30,559,774
                                                                           ==================    ==================


   The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30,
                                                               1997             1996              1997             1996
Physician groups revenue, net                             $   29,302,573  $   12,672,590     $   75,760,198  $   29,805,433
Less: amounts retained by physician groups                    11,496,972       5,332,128         31,037,320      13,472,676
                                                          --------------  --------------     --------------  --------------
Management fee revenue                                        17,805,601       7,340,462         44,722,878      16,332,757
                                                          --------------  --------------     --------------  --------------

Operating expenses:
         Clinic salaries and benefits                          6,795,818       3,301,399         17,362,170       7,526,661
         Clinic rent and lease expense                         1,620,677         727,252          4,129,602       1,688,280
         Clinic supplies                                       2,034,422         972,824          5,510,504       2,016,980
         Other clinic costs                                    2,826,303       1,631,434          8,225,318       3,921,005
         General corporate expenses                            1,113,978         643,704          2,756,283       1,901,399
         Depreciation and amortization                           923,093         204,369          1,961,520         323,001
         Interest expense                                        110,468          59,024            227,565          72,470
         Merger costs                                             -              139,501             -              139,501
                                                          -------------   --------------     -------------   --------------
                                                              15,424,759       7,679,507         40,172,962      17,589,297
                                                          --------------  --------------     --------------  --------------

Income (loss) before provision for income taxes                2,380,842        (339,045)         4,549,916      (1,256,540)

Provision for income taxes                                       778,494          -               1,385,835          -
                                                          --------------  --------------     --------------  --------------

Net income (loss)                                         $    1,602,348  $     (339,045)    $    3,164,081  $   (1,256,540)
                                                          ==============  ==============     ==============  ==============

Earnings (loss) per share                                 $         0.11  $        (0.04)    $         0.23  $        (0.15)
                                                          ==============  ==============     ==============  ==============

Weighted average number of common shares outstanding          15,060,419       8,190,404         13,939,114       8,198,698
                                                          ==============  ==============     ==============  ==============















     The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                     1997                 1996
Cash flows from operating activities:
     Net income (loss)                                                          $    3,164,081       $   (1,256,540)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (net of effects of
         purchase transactions):
         Depreciation and amortization                                               1,961,520              323,001
         Provision for deferred income taxes                                           109,046                -
         Net gain on disposal of fixed assets                                            -                 (229,251)
         Noncash compensation                                                            -                   14,750
         Changes in assets and liabilities:
              Accounts receivable                                                   (2,105,236)            (697,842)
              Management fees receivable                                              (726,767)            (965,782)
              Due from affiliated physician groups                                  (1,570,472)            (307,550)
              Other assets                                                          (3,519,524)            (218,007)
              Accounts payable                                                        (231,608)             400,114
              Payable to physician groups                                            2,254,912                -
              Accrued expenses and other current liabilities                           964,567            2,488,126
                                                                                --------------      ---------------
Net cash provided by (used in) operating activities                                    300,519             (448,981)
                                                                                --------------      ----------------

Cash flows from investing activities:
     Purchases of property and equipment                                            (1,451,354)            (512,777)
     Proceeds from sale of fixed assets                                                  -                  242,175
     Purchases of clinic assets, net of cash                                       (14,010,972)          (1,670,620)
                                                                                ---------------     ----------------
Net cash used in investing activities                                              (15,462,326)          (1,941,222)
                                                                                ---------------     ----------------

Cash flows from financing activities:
     Borrowings under long-term debt                                                 2,076,242            1,029,949
     Payments on long-term debt                                                     (2,640,048)            (265,908)
     Payments on capital lease obligations                                            (736,015)               -
     Payment of deferred financing costs                                                 -                 (565,137)
     Payment of deferred offering costs                                                  -                  (36,393)
     Proceeds from issuance of common stock, net                                    32,308,489              125,000
     Purchase and retirement of treasury stock                                        (382,082)               -
     Payment on stockholder notes receivable                                             -                   (3,636)
                                                                                --------------      ----------------
Net cash provided by financing activities                                           30,626,586              283,875
                                                                                --------------      ---------------

Increase (decrease) in cash and cash equivalents                                    15,464,779           (2,106,328)
Cash and cash equivalents, beginning of period                                       1,633,534            3,047,366
                                                                                --------------      ---------------
Cash and cash equivalents, end of period                                        $   17,098,313      $       941,038
                                                                                ==============      ===============

Supplemental disclosure of cash flow information
     Cash paid during the period for -
         Interest expense                                                       $      528,436      $        46,628
         Income taxes                                                           $      551,440      $           -

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


                                                           Three Months                       Nine Months
                                                        Ended September 30,               Ended September 30,
                                                         1997            1996           1997              1996
Net income per share                               $         0.16     $    (0.07)   $       0.35       $     (0.26)
                                                   ==============     ==========    ============       ===========

Weighted average number of common
      shares outstanding                               10,063,095      4,785,524       8,999,857         4,785,744
                                                   ==============     ==========    ============       ===========

Management Fee Revenue

Management fee revenue represents physician groups revenue less amounts retained by physician groups. The amounts retained by physician groups (typically 85% of the clinic operating income) represents amounts paid to the physicians pursuant to the service agreements between the Company and the physician groups. Under the service agreements, the Company provides each physician group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group.

The Company's management fee revenues are dependent upon the operating income of the physician groups. As discussed previously, the physician groups retain a fixed percentage of physician group operating income. Physician group operating income is defined in the service agreements as the physician group's net medical revenue less certain contractually agreed-upon clinic expenses, including non-physician clinic salaries and benefits, rent, insurance, interest and other direct clinic expenses. The amount of the physician group's revenue retained and paid to the physician group primarily consists of the cost of the affiliated services. The remaining amount of the clinic operating income (typically 15%) and an amount equal to 100% of the clinic expenses are reflected as management fee revenue earned by the Company. Other revenue represents management consulting and other transitional services provided to physician groups and other companies.

Management fee revenue is detailed as follows:

                                                           Three Months                       Nine Months
                                                        Ended September 30,               Ended September 30,
                                                         1997            1996           1997              1996
     Component based upon percentage of physician
         groups operating income                   $    2,028,877  $       940,964  $    5,477,174  $     2,377,531
     Other revenue                                      2,040,000           -            2,840,000           -
     Reimbursement of clinic expenses                  13,736,724        6,399,498      36,405,704       13,955,226
                                                   --------------  ---------------  --------------  ---------------
     Management fee revenue                        $   17,805,601  $     7,340,462  $   44,722,878  $    16,332,757
                                                   ==============  ===============  ==============  ===============

2.       ACQUISITIONS:

Through   September  30,  1997  and  during  1996,  the  Company,   through  its
wholly-owned subsidiaries, acquired certain operating assets of the following clinics:


                   Clinic                              Effective Date             Location
1997:
         Naples Medical Center, P.A.                 March 1, 1997              Naples, FL
         Abilene Diagnostic Clinic, P.L.L.C.         June 1, 1997 (a)           Abilene, TX
         Intercoastal Medical Group, Inc.            August 1, 1997             Sarasota, FL
         Beacon Medical Group                        October 1, 1997 (b)        Harrisburg, PA

1996:
         Cullman Primary Care, P.C.                  March 6, 1996              Cullman, AL
         Morgan-Haugh, P.S.C.                        April 1, 1996              Mayfield, KY
         HealthFirst Medical Group, P.A.             June 1, 1996               Lake Worth, TX
         King's Daughters Clinic, P.A.               September 1, 1996          Temple, TX

         (a) Abilene Diagnostic Clinic, P.L.L.C. was operated by the Company under an interim service agreement effective December 1, 1995. The Company completed its acquisition of certain operating assets on June 5, 1997, and entered into a long-term service agreement with the physician group effective June 1, 1997.

         (b) Beacon Medical Group was operated by the Company under an interim service agreement effective April 1, 1997. The Company completed its acquisition of certain operating assets on October 1, 1997, and entered into a long-term service agreement effective on that date.

Aggregate purchase price for the 1997 acquisitions amounted to $53.6 million, consisting of cash and deferred cash payments, notes payable, common stock of the Company and the assumption of certain liabilities. These acquisitions were accounted for as purchases, and the accompanying condensed consolidated financial statements include the results of their operations from the dates of their respective acquisitions. Purchase price allocations to tangible assets acquired and liabilities assumed are based on the estimated fair values at the dates of acquisitions and are subject to final revisions. The impacts of these acquisitions have been eliminated from the statement of cash flows. Simultaneous with each acquisition, the Company entered into a long-term service agreement with the related clinic physician group. The service agreements are 40 years in length.

The following unaudited pro forma information reflects the effect of acquisitions on the consolidated results of operations of the Company, including the operations for Reno, had the acquisitions occurred at January 1, 1996. Future results may differ substantially from pro forma results and may not be indicative of future operations.

                                                            Three Months                      Nine Months
                                                         Ended September 30,              Ended September 30,
                                                         1997            1996           1997              1996
Physician groups revenue, net                      $   30,188,765  $    23,832,788  $   87,446,531  $    73,996,459
Less: amounts retained by physician groups             11,769,184        9,165,385      35,407,284       30,232,627
                                                   --------------  ---------------  --------------  ---------------
Management fee revenue                             $   18,419,581  $    14,667,403  $   52,039,247  $    43,763,832
                                                   ==============  ===============  ==============  ===============

Net income                                         $    1,502,025  $       134,186  $    3,092,445  $       816,031
Net income per share                               $         0.10  $          0.01  $         0.22  $          0.08
                                                   ==============  ===============  ==============  ===============

Pro forma net income and pro forma net income per share for the three months and nine months ended September 30, 1997 are lower than historical net income and net income per share for the same periods primarily due to a higher pro forma tax rate, which assumes that all net operating loss carryforwards would have been recognized prior to 1997.

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

                                Three Months Ending             Three Months Ending            Nine Months Ending
                                  March 31, 1997                 September 30,1996              September 30,1996
                               ProMedCo         Reno         ProMedCo          Reno         ProMedCo         Reno
Physician groups
    revenue, net            $  17,343,665  $   3,381,912   $   9,659,391  $   3,013,199  $   20,779,713  $   9,025,720
Less: amounts retained
    by physician groups         7,669,484      1,338,687       3,953,024      1,379,104       9,249,420      4,223,256
                            -------------  -------------   -------------  -------------  --------------  -------------
Management fee revenue          9,674,181      2,043,225       5,706,367      1,634,095      11,530,293      4,802,464
                            -------------  -------------   -------------  -------------  --------------  -------------
Operating expenses
    Clinic expenses             8,025,524      1,671,579       4,883,539      1,749,370       9,762,036      5,390,890
    General corporate
     expenses                     818,772         -              643,704         -            1,901,399         -
    Depreciation and
     amortization                 391,507         44,368         180,328         24,041         262,528         60,473
    Interest expense              112,666          3,283          51,505          7,519              50         22,115
    Merger costs                    -              -               -            139,501           -            139,501
                            -------------  -------------   -------------  -------------  --------------  -------------

                                9,348,469      1,719,230       5,759,076      1,920,431      11,976,318      5,612,979
                            -------------  -------------   -------------  -------------  --------------  -------------
Income (loss) before
    provision for income
    taxes                         325,712        323,995         (52,709)      (286,336)       (446,025)      (810,515)
Provision for income taxes         97,714         97,198          -              -               -              -
                            -------------  -------------   -------------  -------------  --------------  -------------
Net income (loss)           $     227,998  $     226,797   $     (52,709) $    (286,336) $     (446,025) $    (810,515)
                            =============  =============   =============  =============  ==============  =============

3.       LONG-TERM DEBT:

Long-term debt is summarized as follows:

                                                                              September 30,         December 31,
                                                                                  1997                  1996
         Borrowings under bank credit facility                             $        4,468,000    $        4,157,027
         Notes payable issued to physician groups                                   9,041,404               851,549
         Other long-term debt                                                       5,403,872               727,788
                                                                           ------------------    ------------------
                                                                                   18,913,276             5,736,364
         Less current maturities                                                    3,668,146             1,151,191
                                                                           ------------------    ------------------
         Long-term debt, net of current maturities                         $       15,245,130    $        4,585,173
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

Included in other long-term debt is $5 million of deferred cash payments relating to the acquisition of Intercoastal Medical Group, Inc. Subsequent to September 30, 1997, these deferred cash payments were funded through borrowings under the bank credit facility.


4.       CAPITALIZATION:

During March 1997, the Company completed the initial public offering of its common stock (the "Offering"). The Offering consisted of 4,000,000 shares of common stock sold at a price of $9.00 per share. Gross and net proceeds from the Offering were $36 million and $33.5 million, respectively. In addition, net proceeds were reduced by approximately $1.7 million of expenses relating to the Offering, of which approximately $1.6 million had been paid by September 30, 1997. Upon the completion of the Offering, 500,000 shares of preferred stock were converted into common stock. Similarly, 165,296 shares of redeemable common stock and 613,075 shares of Class B Common Stock were converted into common stock.

During May 1997, the Company issued an additional $3.6 million of the Company's common stock to a physician group acquired in late 1996 relating to post-closing consideration adjustments. In connection with the Abilene acquisition, the Company will issue, in January 1998, approximately 2,000,000 shares of common stock. This amount is included in common stock to be issued in the accompanying September 30, 1997 balance sheet.

5.       SUPPLEMENTAL EARNINGS PER SHARE DATA:

In March 1997, the Company sold 4,000,000 shares of common stock at a price of $9.00 per share in the Offering. The unaudited supplemental earnings per share data has been calculated assuming the Offering occurred as of the beginning of each respective period.

                                                            Three Months                     Nine Months
                                                         Ended September 30,             Ended September 30,
                                                         1997            1996           1997              1996
     Supplemental income per share (primary and
         fully diluted)
     Net income (loss) per share                   $         0.11  $         (0.03)  $        0.21    $      (0.10)
                                                   ==============  ===============   =============    ============
     Supplemental weighted average
         shares outstanding                            15,060,419       12,190,404      14,994,059      12,198,698
                                                   ==============   ==============   =============    ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

ProMedCo Management Company, ("ProMedCo" or the "Company") a Delaware corporation, is a physician practice management company that consolidates its affiliated physician groups into primary-care-driven multi-specialty networks. ProMedCo commenced operations in December 1994 and affiliated with its initial physician group in June 1995. The Company's rapid growth in 1996 and 1997 has resulted primarily from its affiliation with additional physician groups. The Company is currently affiliated with ten physician groups in six states representing 224 physicians and 56 physician extenders practicing at 48 service sites. An affiliation with an eleventh physician group, consisting of 87 physicians, 39 physician extenders and 18 physicians in an affiliated IPA network, was completed November 13, 1997. During the third quarter of 1997, the Company provided certain management consulting and strategic planning services to this group. The Company is also in the process of completing its acquisition of a risk management company located in Portland, Maine, which will bring with it 240 physicians in an affiliated IPA network and capitation contracts covering 30,000 lives. This acquisition is expected to close in the fourth quarter.

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

Results of Operations

As a result of the Company's rapid growth and limited period of affiliation with its affiliated physician groups, the Company does not believe that the period-to-period comparisons and percentage relationships within periods set forth below are meaningful. The Company commenced operations in December 1994 and affiliated with its first physician group in June 1995 and its second group in December 1995. The Company entered into affiliations with eight additional groups during 1996 and the first nine months of 1997. The significance of individual affiliations, the mix of physician specialties and ancillary services, and the levels of management consulting and other transitional services can have significant impacts on the percentage relationships of the various income statement components. Changes in results of operations for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 were caused primarily by affiliations with these additional physician groups.

The following table sets forth the percentages of physician groups revenue represented by certain items reflected in the Company's condensed consolidated statements of operations.

                                                           Three Months                      Nine Months
                                                        Ended September 30,              Ended September 30,
                                                        1997           1996             1997            1996
Physician groups revenue, net                           100.0%        100.0%           100.0%          100.0%
Less: amounts retained by physician groups               39.2          42.1             41.0            45.2
                                                       ------        ------           ------         -------
Management fee revenue                                   60.8          57.9             59.0            54.8
Operating expenses:
     Clinic salaries and benefits                        23.2          26.0             22.8            25.2
     Clinic rent and lease expense                        5.5           5.7              5.5             5.7
     Clinic supplies                                      6.9           7.7              7.3             6.8
     Other clinic costs                                   9.6          12.9             10.9            13.1
     General corporate expenses                           3.8           5.1              3.6             6.4
     Depreciation and amortization                        3.2           1.6              2.6             1.1
         Interest expense                                 0.4           0.5              0.3             0.2
     Merger costs                                          -            1.1               -              0.5
                                                        -----        ------            -----          ------
Income (loss) before provision for income taxes           8.1%         (2.7)%            6.0%         (4.2)%
Provision for income taxes                                2.6           -                1.8             -
                                                        -----        ------            -----          ------
Net income (loss)                                         5.5%         (2.7)%            4.2%         (4.2)%
                                                        =====        ======            =====          ======

Physician groups revenue increased to $29.3 million for the three months ended September 30, 1997 from $12.7 million for the three months ended September 30, 1996, an increase of 131%, and to $75.8 million from $29.8 million for the first nine months of 1997 compared to 1996, an increase of 154%. The increase in physician groups revenue resulted primarily from the various affiliations with physician groups in 1996 and 1997.

Amounts retained by physician groups as a percentage of physician groups revenue declined to 39.2% for the three months ended September 30, 1997, compared to 42.1% for the three months ended September 30, 1996, and to 41.0% for the first nine months of 1997 compared to 45.2% for the first nine months of 1996. Overall clinic costs as a percentage of physician groups revenue declined to 45.2% for the three months ended September 30, 1997, compared to 52.3% for the three months ended September 30, 1996, and to 46.5% for the first nine months of 1997 compared to 50.8% for the first nine months of 1996. The mix of physician specialties and ancillary services affects the cost of affiliated physician services, clinic salaries and benefits and clinic supplies. Because of the significance of individual group affiliations and the level of other revenue to the Company as a whole, these expense ratios will vary with each new acquisition. Generally, primary care and office-based physician practices require a higher number of support staff than specialty care or hospital-based practices. Clinic rent and lease expense as percentage of physician groups revenue will vary based on the size of each of the affiliated group's offices and the current market rental rate for medical office space in the particular geographic markets. Other clinic costs will vary as a percentage of physician groups revenue based on regional cost differences and the Company's ability to implement operational efficiencies and negotiate more favorable purchasing arrangements.

General corporate expenses as a percentage of physician groups revenue declined to 3.8% for the three months ended September 30, 1997, compared to 5.1% for the three months ended September 30, 1996, and to 3.6% for the first nine months of 1997 compared to 6.4% for the first nine months of 1996. The amount of these expenses continued to increase during the remainder of 1996 and through the nine months ended September 30, 1997, as the Company continued to add to its management infrastructure. While the Company expects that these expenses will continue to increase as the Company increases the number of affiliated physician groups, it believes that these expenses will continue to decline as a percentage of physician groups revenue.

Depreciation and amortization as a percentage of physician groups revenue increased to 3.2% for the three months ended September 30, 1997, compared to 1.6% for the three months ended September 30, 1996 and to 2.6% for the first nine months of 1997 compared to 1.1% for the first nine months of 1996. This increase is attributable to differences in the mix of assets acquired in the various affiliations that have occurred over the past year.

Net interest expense as a percentage of physician groups revenue decreased to 0.4% for the three months ended September 30, 1997, compared to 0.5% for the three months ended September 30, 1996, primarily due to increased interest income from the investment of unused proceeds from the Company's initial public offering of its common stock (the "Offering"), completed on March 12, 1997. For the first nine months of 1997, net interest expense as a percentage of physician groups revenue increased to 0.3% for the first nine months of 1997 compared to 0.2% for the first nine months of 1996 as a result of higher debt levels associated with the new affiliations.

Provision for income taxes reflects an effective rate of 30.5%, the Company's estimated effective rate for all of 1997. This effective rate is lower than the Federal statutory rate due to the realization of net operating loss carryforwards, which had been previously reserved for.

Liquidity and Capital Resources

At September 30, 1997, the Company had working capital of $15.1 million, compared to $2.3 million at December 31, 1996. This increase was largely due to completion of the Offering, which resulted in net proceeds of $33.5 million, before expenses of the Offering. This was partially offset by an increase in deferred purchase price of $13.3 million, resulting from the Naples Medical Center and Intercoastal Medical Group affiliations.

Cash from operations for the nine months ended September 30, 1997 was $301,000. Net income combined with depreciation and amortization, deferred taxes, and increases in amounts payable to affiliated physician groups and accrued expenses to provide $8.4 million in cash flows. This was offset by uses of cash of $8.1 million, resulting from increases in accounts receivable, management fees receivable, amounts due from affiliated physicians and other assets and decreases in accounts payable.

The Company had expenditures for the acquisition of clinic assets of $14.0 million for the nine months ended September 30, 1997. Of this, approximately $12.6 million related to the affiliations with Abilene and Naples and $535,000 related to the affiliation with Sarasota. The remaining amounts were for additional physicians at existing clinics and deferred payments associated with previously completed acquisitions. Capital expenditures amounted to $1.5 million for the nine months ended September 30, 1997. Although each of the Company's service agreements with its affiliated physician groups requires the Company to provide capital for equipment, expansion, additional physicians and other major expenditures, no specific amounts have been committed in advance. Capital expenditures are made based partially upon the availability of funds, the sources of funds, alternative projects and an acceptable repayment period.

In November 1997, the Company completed an expansion of its bank credit facility from $25 million to $50 million. The facility provides for working capital and acquisition financing, subject to certain restrictions. The interest rate under this facility is, at the Company's option, either the adjusted 30 day commercial paper rate or one month LIBOR plus 2.70% to 3.25%, or the bank's base rate plus 0.35% to 0.875%, depending on certain debt levels. The bank credit facility, which expires January 2, 2004, contains certain restrictive covenants, including prohibitions on paying dividends, limitations on capital expenditures and maintenance of minimum net worth and certain financial ratios. Outstanding borrowings against the bank credit facility were $4.5 million at September 30, 1997.

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

The Company had cash and cash equivalents of $17.1 million at September 30, 1997. In addition to this, the Company's principal sources of liquidity are accounts receivable of $13.8 million at September 30, 1997 and availability under the working capital portion of the bank line of credit of $7.3 million. The Company believes that the combination of these sources will be sufficient to meet the Company's working capital needs for the next twelve months. The Company's future acquisition, expansion and capital expenditure programs will require substantial amounts of capital resources. To meet the capital needs of these programs, the Company will continue to evaluate alternative sources of financing, including short- and long-term bank indebtedness, additional equity and other forms of financing, the availability and terms of which will depend upon market and other conditions. There can be no assurance that additional financing will be available on terms acceptable to the Company.

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements about anticipated results. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that such forward-looking statements are based upon internal estimates which are subject to change because they reflect preliminary information and management assumptions, and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The factors which could cause actual results or outcomes to differ from such expectations include the extent of the Company's success in (i) negotiating the acquisition of additional physician groups; (ii) integrating all operations within the planned time frame;
(iii) locating and negotiating additional financing at terms that are acceptable to the Company; and (iv) negotiating favorable reimbursement rates, along with the uncertainties and other factors described from time to time in the Company's SEC filings and reports. This report includes "forward-looking statements" including, without limitation, statements as to operating results, liquidity and capital resources, and the negotiation and acquisition of additional physician groups.

Item 2. Changes in Securities and Use of Proceeds

In March, 1997, ProMedCo Management Company completed the offering of 4,000,000 shares of its common stock at an aggregate price of $36,000,000. The effective date of the registration statement (SEC file number 333-10557) was March 12, 1997. Managing underwriters for the offering were Piper Jaffray, Inc.; Robertson, Stephens & Company and Cowen & Company. All securities offered were sold in the offering. Expenses incurred through September 30, 1997, in connection with the offering were:

                                                (A)                   (B)

 Underwriting discount                                             $2,520,000
 Other expenses                                $49,986             $1,685,014

    (A) Direct or indirect payments to directors or officers of the issuer.
    (B) Direct or indirect payments to others.

The use of net proceeds of $31,745,000 through September 30, 1997 is:

                                                 (A)                   (B)

 Purchase and installation of
    machinery and equipment                                         $1,030,238
 Acquisition of other businesses                                   $11,626,134
 Repayment of indebtedness                                          $1,715,935
 Working capital                                                    $4,269,508
 Temporary investments                                             $13,103,185

    (A) Direct or indirect payments to directors or officers of the issuer.
    (B) Direct or indirect payments to others.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  11       Computation of Per Share Earnings

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  On October 15, 1997, the Company filed a report on Form 8-K reporting an acquisition of a physician group in Harrisburg, Pennsylvania, pursuant to Item 2. of Form 8-K.

                  On October 23, 1997, the Company filed a report on Form 8-K reporting an acquisition of a physician group in Sarasota, Florida, pursuant to Item 2. of Form 8-K.

                                     SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Signature                                                 Title                                  Date





/s/ H. WAYNE POSEY
H. Wayne Posey                                  President, Chief Executive                  November 14, 1997
                                                Officer, and Director
                                                (Chief Executive Officer)

/s/ ROBERT D. SMITH
Robert D. Smith                                 Vice President - Finance                    November 14, 1997
                                                (Chief Accounting Officer)