Form 10-K
period 1997-12-31
PROMEDCO MANAGEMENT CO
filed 1998-03-27
CIK 1011630

--------------------------------------------------------------------------------


                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1997

                             Commission File Number 0-29172

                            PROMEDCO MANAGEMENT COMPANY
              (Exact name of registrant as specified in its charter)

             Delaware                                      75-2529809
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)

      801 Cherry Street, Suite 1450
              Fort Worth, Texas                              76102
   (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code:  (817) 335-5035

        Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:  Common
                             Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 2, 1998 (computed by reference to the closing price of such stock on the Nasdaq National Market) was $135,397,378.

         As of March 2, 1998, there were 12,959,756 shares of the registrant's Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

                DOCUMENT                                      WHERE INCORPORATED

Portions of the Registrant's definitive Proxy Statement
 regarding the 1998 Annual Meeting of Stockholders                   Part III

--------------------------------------------------------------------------------

                   PROMEDCO MANAGEMENT COMPANY

                            FORM 10-K


                        Table of Contents

Item                                                                                                           Page


                                                      Part I
 1       Business...........................................................................................     1
 2       Properties.........................................................................................     8
 3       Legal Proceedings..................................................................................     8
 4       Submission of Matters to a Vote of Security Holders................................................     9

                                                      Part II

 5       Market for Registrant's Common Equity and Related Stockholder Matters..............................     9
 6       Selected Financial Data............................................................................    11
 7       Management's Discussion and Analysis of Financial Condition and Results of
         Operations.........................................................................................    12
 8       Financial Statements...............................................................................    20
 9       Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure.........................................................................................    20

                                                     Part III

10       Directors and Executive Officers of the Registrant.................................................    21
11       Executive Compensation.............................................................................    21
12       Security Ownership of Certain Beneficial Owners and Management.....................................    21
13       Certain Relationships and Related Transactions.....................................................    21

                                                      Part IV

14       Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................    22


                                    PART I

Item 1.  Business

General

         ProMedCo Management Company ("ProMedCo" or the "Company") is a physician practice management company that consolidates its affiliated physician groups into primary-care-driven multi-specialty networks. The Company focuses on pre-managed-care secondary markets located principally outside of or adjacent to large metropolitan areas. The Company believes that the primary care physician increasingly will be the principal point of access to the healthcare delivery system and will control, directly or indirectly, a growing percentage of healthcare expenditures, and it therefore affiliates with physician groups having a primary care orientation. ProMedCo assists in expanding and integrating the affiliated groups into comprehensive multi-specialty networks to increase their market presence. The groups expand through affiliations with additional primary care physicians and specialists and selective additions of ancillary services. The groups are thus well positioned to become the physician component of locally developing managed care delivery systems. In addition to providing operating and expansion capital, the Company provides its affiliated groups with a broad range of strategic and management expertise and services.

     ProMedCo commenced operations in December 1994 and has since affiliated with approximately 980 providers in 10 states consisting of approximately 350 physicians and 100 mid-level providers (primarily physician assistants and nurse practitioners) in affiliated physician groups and approximately 530 physicians in associated IPA networks. Currently, approximately 62% of the Company's affiliated physicians are primary care providers. The Company has also entered into a letter of intent to affiliate with Berkshire Physicians and Surgeons ("Berkshire"), located in Pittsfield, Massachusetts. Berkshire is a multi-speciality physician group with 108 providers consisting of 79 physicians, 15 mid-level providers and 14 physicians in an associated IPA network. This affiliation is subject to regulatory approval and approval by Berkshire's shareholders.

     During 1997, the Company expanded the scope of its services by acquiring Health Plans, Inc. ("Health Plans"), a provider of capitation management services. These services include clinical quality assessment, enrollment and patient registration, capitation processing and payment, utilization management and case management. Health Plans, located in Portland, Maine, contracts with health maintenance organizations ("HMOs") and other third-party payors to arrange for the provision of comprehensive health services to their members on a capitation basis. Currently, the Company provides such services covering approximately 100,000 capitated lives through its affiliated groups, as well as through associated IPA networks.

Development and Operations

    Market Development

         ProMedCo's development objective is to affiliate with leading primary care groups or primary-care-oriented multi-specialty groups within pre-managed-care secondary markets. The Company performs research and market analyses to identify priority markets, which generally are communities that have populations of at least 30,000 and less than 500,000, typically have less than 20% HMO penetration, and meet other market criteria. Such market criteria relate to, among other things, the number of primary care physicians relative to demand, Medicare payment rates, physician group competition, proximity to other ProMedCo groups, the number of hospitals, demographics, population growth, and the likelihood of significant future HMO growth. The Company estimates that there are over 1,200 markets representing a total population of approximately 120 million, and containing an estimated 144,000 physicians generating $50-60 billion in revenues, that currently satisfy its priority market criteria. The Company ranks these markets based upon the degree to which they satisfy its criteria, enabling the Company further to prioritize its development efforts.

         Within its priority markets, ProMedCo seeks to affiliate either with primary care groups or with multi-specialty groups that are committed to the importance of primary care physicians. The Company seeks to affiliate with groups that have a reputation for providing high quality care and have a substantial share of their local markets or the potential to acquire such share. These groups are frequently the largest groups in their markets.

         Once ProMedCo has identified a group meeting its criteria, the Company conducts preliminary discussions to ascertain the group's interest in an affiliation. If such interest is established, the Company conducts site visits, analyzes financial and other data, and conducts an extensive due diligence investigation into the group's operations, leadership, and commitment to long-term growth. Assuming a favorable outcome of the investigation, the Company proposes to purchase the group's operating assets and enter into a long-term service agreement with the group. See "--Affiliation Structure."

         Upon affiliation with a group, the Company immediately begins to facilitate expansion of the group within its local market. Group expansion may be accomplished through affiliations with additional primary-care and specialty physicians in the community, recruitment of physicians from outside the community, addition of physician extenders and expansion of ancillary services such as radiology and laboratory services. The Company will also seek to improve the group's profitability through management of expenses and strengthening of existing managed care contracts and conversion to capitation.

    Current Operations

     Since commencing operations in December 1994, ProMedCo has affiliated with approximately 980 providers in 10 states consisting of approximately 350 physicians and 100 mid-level providers (primarily physician assistants and nurse practitioners) in affiliated physician groups and approximately 530 physicians in associated IPA networks. Currently, approximately 62% of ProMedCo's affiliated physicians are primary care providers. The Company has also entered into a letter of intent to affiliate with Berkshire. Berkshire is a multi-specialty physician group with 108 providers consisting of 79 physicians, 15 mid-level providers and 14 physicians in an associated IPA network. The primary care physicians generally consist of family practitioners, general internists, pediatricians, obstetrician/gynecologists, and urgent-care physicians. Increasingly, these physicians are augmented by mid-level providers, primarily consisting of physician assistants and nurse practitioners, whom the Company believes significantly increase the efficiency of delivery of a group's primary care services. Each of the physician groups also provides, to varying degrees, medical specialty services and ancillary services. Medical specialties currently include anesthesiology, endocrinology, gastroenterology, general surgery, infectious diseases, nephrology, neurology, occupational medicine, orthopedic surgery, otolaryngology, pulmonology, rheumatology, and urology. Each of the physician groups is continually seeking to expand its practice through the addition of primary care physicians and specialties.

         The physician groups offer, to varying degrees, a range of ancillary services such as audiology, clinical laboratories, diagnostic imaging, and stress testing. The Company and each of its affiliated groups continually evaluate the addition of ancillary services to enhance the growth and profitability of such group.

         The following table sets forth information concerning the Company's providers as of March 2, 1998:

                                                                        Beginning Of
                                                                          ProMedCo                    Mid-Level   Medical
                                                      Location           Affiliation      Physicians Providers    Specialties
Affiliated Physician Groups:
   North Texas Medical Surgical, P.A...........  Denton, TX           June 1995                   8         --           3
   Abilene Diagnostic Clinic Practices.........  Abilene, TX          December 1995              36         11           9
   Cullman Primary Care, P.C...................  Cullman, AL          March 1996                 11          3           1
   Morgan-Haugh, P.S.C.........................  Mayfield, KY         April 1996                 13          2           6
   HealthFirst Medical Group, P.A..............  Lake Worth, TX       June 1996                  14          7           4
   King's Daughters Clinic, P.A................  Temple, TX           September 1996             44         13          17
   The Medical Group of Northern Nevada........  Reno, NV             October 1996               17         11           7
   Naples Medical Center, P.A..................  Naples, FL           March 1997                 38          4          18
   Beacon Medical Group, P.C.(1)...............  Harrisburg, PA       April 1997                 37          3           7
   Intercoastal Medical Group, Inc.............  Sarasota, FL         August 1997                24          2           4
   Christie Clinic Association.................  Champaign, IL        August 1997                87         39          44
   Thomas-Spann Clinic, P.A....................  Corpus Christi, TX   December 1997              12          1           3
   HealthStar Physicians, P.C..................  Knoxville, TN        December 1997              13          4           6
                                                                                          ---------  ---------
                                                                                                354        100
IPA Physicians:
   PMC Medical Management IPA..................  Maine
                                                 New Hampshire        June 1997                 510         --          --
   Christie Clinic IPA.........................  Champaign, IL        August 1997                18         --          --
                                                                                          ---------  ---------
                                                                                                528         --
Total Providers................................                                                 882        100
                                                                                          =========  =========

(1) Cowley Medical Associates of Harrisburg, PA affiliated with ProMedCo effective November 1997 and was merged with Beacon Medical Group in December 1997.

     During 1997, the Company expanded the scope of its services by acquiring Health Plans, a provider of capitation management services. These services include clinical quality assessment, enrollment and patient registration, capitation processing and payment, utilization management and case management. Through this subsidiary, now known as PMC Medical Management, Inc., the Company contracts with HMOs and other third-party payors to arrange for the provision of comprehensive health services to their members on a capitation basis. Currently, the Company is providing such services to approximately 100,000 lives through IPA networks of approximately 530 physicians and 20 hospitals in Maine, New Hampshire and Illinois and through affiliated physician groups in Pennsylvania, Illinois and Texas. The Company believes that this acquisition has significantly augmented its contracting, information systems, and clinical expertise relating to risk-sharing contracts, and has enhanced the services it provides to its affiliated physician groups and managed care delivery systems develop in their local markets.

    Management Services

         Upon affiliating with a physician group, ProMedCo immediately assumes the management of all aspects of the group's operations other than the provision of medical services. The operating assets acquired by the Company are provided for the exclusive use of the group, and substantially all non-physician personnel utilized in the group's practice become employees of the Company. ProMedCo provides the full range of administrative services required for the group's operations, including facilities management and the purchase of medical malpractice insurance, supplies, and equipment, and a broad spectrum of financial and accounting services, including budgeting, billing and third-party reimbursement services. The Company also provides each group with operating capital and expansion capital for affiliations with other physicians, additions of ancillary services, and improvements of existing facilities and equipment. As managed care organizations ("MCOs") expand their presence into the local market, the Company provides expertise in the negotiation of managed care contracts and the management of risk-sharing arrangements. Currently, four of the Company's affiliated groups derive a significant portion of their revenues from managed care contracts.

         While the Company provides a centralized source of expertise in all aspects of management, it believes that each physician group presents different operational issues and challenges and therefore employs a system of decentralized local management of each group. The Company generally retains the group's existing administrative staff as ProMedCo employees, adding additional management personnel as the group expands. The physicians in the group continue to maintain full professional control of the practice of medicine, including the hiring and termination of physicians and the setting of practice guidelines and standards. The Company establishes for each group a policy council comprised equally of physicians and ProMedCo representatives to determine the broad strategic and operational policies of the group. See "--Affiliation Structure."

         The Company believes that sophisticated information systems are essential to reducing the cost and improving the quality of healthcare. Basic practice management systems have long been necessary for efficient patient scheduling and registration, billing, and collections. In the future, the integration of financial practice, managed care, and clinical systems is expected to be imperative for physician groups to remain competitive. Clinical systems will provide information in the physician's workplace -- such as case management, practice guidelines, and clinical pathways -- that will facilitate the improvement of patient care. Electronic medical records will automate the clinical workflow and allow access to patient records from multiple sites, thus providing more effective clinical decision support and increasing the quality of care. Systems that effectively measure clinical outcomes and patient satisfaction are likely to become increasingly important as quality becomes a more significant factor in maintaining and increasing market share.

         Rather than attempting to develop its own proprietary information systems, ProMedCo believes it is more cost-effective, in light of the rapidly changing healthcare and information technology environments, to utilize systems developed and proven by independent companies. Although there are many systems currently under development, none is yet available that, in the Company's opinion, effectively address all of the evolving needs of physicians. The Company initially works with its affiliated physician groups to maximize the performance of the groups' existing systems. As MCOs increase their penetration of each group's market, new or enhanced information systems will be implemented as required. Ultimately, the Company expects to interface all of its affiliated clinics with a central data repository for consolidation and evaluation of operating, clinical, and financial data.

     The Company continues to assess the impact of the Year 2000 issue on its information systems and operations. With disparate systems in place at the Company's various affiliated groups, the assessment process continues with each new affiliation. Noncompliant practice management systems could be acquired in a new affiliation, which would require system remediation or replacement. Given these issues, the Company is unable to estimate the costs of the remediation or replacements that may be required. With its current strategy of replacing inadequate practice management systems, however, the Company does not believe that Year 2000 issues will cause a conversion to be more or less difficult than a typical system conversion. If the issues prove more significant than anticipated, or if noncompliant third-party systems "reinfect" the Company's Year 2000 compliant systems, there could be a material adverse impact on the Company's financial position, results of operations or cash flows.

Affiliation Structure

         ProMedCo utilizes an affiliation structure that fully aligns the interests of the Company with those of its physician partners. Moreover, each physician group retains professional autonomy and control over its medical practices through continued ownership and governance of its professional corporation or similar organization.

         When a physician group has agreed to affiliate with ProMedCo, the Company typically purchases the group's operating assets, excluding real estate, and the group enters into a long-term service agreement with the Company in exchange for a combination of common stock, cash, other securities of the Company, and/or assumption of certain liabilities. The Company has utilized, and intends to continue to utilize, common stock in payment of a significant portion of its consideration for affiliated physician groups.

         The service agreements between the Company and the physician groups are for a term of 40 years and cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default. Under the service agreement, the Company provides the physician group with the facilities and equipment used in the group's medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group. Upon expiration of the term of a service agreement or in the event of termination, the physician group is required to purchase the assets related to the practice, including intangible assets, then owned by the Company at their current book value. Concurrently with the execution of a service agreement, the physician group is required to enter into an employment contract with each of its physicians, typically for an initial term of five years. The employment contract provides for the repayment by the physician of all or a portion of the physician's share of the consideration paid by ProMedCo for the group's operating assets and service agreement in the event of the physician's breach of the contract. Each physician group also enters into an agreement not to compete with the Company, and each physician's employment contract includes an agreement not to compete with the physician group during the period of his employment and for a period of time thereafter, typically two years. The employment contract also provides that the Company is a third-party beneficiary entitled to enforce the repayment provision and the agreement not to compete.

         The income of both the Company and the physicians within each group is dependent upon the operating income of the group. Under its service agreement, the Company receives a fixed percentage (typically 15-20%) of group operating income, which is defined as the group's net revenue less certain contractually agreed-upon clinic expenses before physician salaries and other physician-related expenses. In addition, the Company typically receives implementation and transitional fees in return for significant up-front services required in the first one to three months of the affiliation. The distribution to the Company is increased or decreased by a percentage (typically a variable percentage ranging from 25% to 50%, depending upon the amount of revenue) of the group's surplus or deficit, respectively, arising from risk-sharing arrangements pursuant to capitated managed care contracts. Thus, both the Company and the physicians have incentives to improve the group's operating income and revenue surplus under risk-sharing arrangements, and both share the risk that the group may have limited or no operating income or a deficit under its risk-sharing arrangements. Although the risk-sharing provisions currently do not have a material effect upon the Company's operating income, the Company expects such provisions to become significant as managed care emerges in its groups' local markets and its groups enter into managed care contracts. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The policy council established for each group is comprised equally of physicians and ProMedCo representatives. The council meets periodically to consider and determine broad policies regarding strategic and operational planning, marketing, arrangements with MCOs, and other major issues involved in the group's operations. This ensures that the physicians within each group retain a significant voice in the expansion and operation on their group, while benefiting from ProMedCo's management experience and expertise.

Competition

         The physician practice management industry is highly competitive. The Company is subject to significant competition both in affiliating with physician groups and in seeking managed care contracts on behalf of its affiliated groups. Its competitors include hospitals, managed care organizations, other physician groups, and other physician practice management companies. Many of the Company's competitors are larger, have substantially greater resources, and have longer established relationships with purchasers of healthcare services than the Company. There can be no assurance that the Company will be able to compete effectively, that additional competitors will not enter the market, or that such competition will not make it more difficult to enter into affiliations with physician groups on terms beneficial to the Company.

         The Company also experiences competition in the recruitment and retention of qualified physicians and other healthcare professionals on behalf of its affiliated physician groups. There can be no assurance that the Company will be able to recruit or retain a sufficient number of qualified physicians and other healthcare professionals to continue to expand its operations.

Government Regulation

     As a participant in the healthcare industry, the Company's operations and relationships are subject to extensive and increasing regulation by a number of governmental entities at the federal and state levels. The Company believes its operations are in material compliance with applicable laws. Because the structure of its relationship with physician groups is relatively new, however, many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation. There can therefore be no assurance that a review of the Company's or the affiliated physicians' business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company or that the healthcare regulatory environment will not change so as to restrict or require modification of the Company's or its affiliated physician groups' operations or limit their liability to expand.

         The Company estimates that approximately 25% of the net physician groups revenue of the Company is derived from payments made by government-sponsored healthcare programs (principally Medicare and Medicaid). As a result, any change in government reimbursement regulations, policies, practices, interpretations, or statutes could adversely affect the operations of the Company. There are also state and federal civil and criminal status imposing substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or wrongfully bill governmental or other third-part payors for healthcare services.

         The laws of many states prohibit business corporations such as the Company from practicing medicine and employing physicians to practice medicine. The Company performs only non-medical administrative services, does not hold itself out as a provider of medical services, and does not exercise influence or control over the practice of medicine by the physicians with whom it is affiliated. Accordingly, the Company believes it is not in violation of applicable state laws relating to the practice of medicine. In addition to prohibiting the practice of medicine, numerous states limit the ability of entities such as the Company to control physician revenues or to receive portions of such revenues in excess of the value of services provided. In most states, such so-called "fee-splitting" laws provide that the laws are violated only if a physician shares fees with a referral source. In Florida, however, the Board of Medicine has recently interpreted the Florida fee-splitting law very broadly so as arguably to include the payment of any percentage-based management fee, even to a management company that does not refer patients to the managed group. That Board of Medicine opinion is being appealed. Because of the structure of the relationship of the Company with its affiliated physician groups and managed IPAs and in light of that opinion, there can be no assurance that a review of the Company's business by governmental authorities will not have an adverse effect upon the Company.

         Certain provisions of the Social Securities Act, commonly referred to as the fraud and abuse provisions, prohibit the payment or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients care opportunities, or in return for the recommendation, arrangement, purchase, lease, or order of items or services that are covered by Medicare or Medicaid programs. Many states have adopted similar prohibitions against payments that are intended to induce referrals of Medicaid and other third-party payor patients. Although the Company believes that neither it nor any of its affiliated physician groups is in violation of any such prohibitions, its operations do not fit within any of the existing or proposed federal safe harbors and may therefore be subject to challenge.

         Significant prohibitions against physician referrals were enacted by Congress in the Omnibus Budget Reconciliation Act of 1993. Subject to certain exemptions, a physician or a member of his or her immediate family is prohibited by this legislation from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. Some states have also enacted similar so-called "physician self-referral" laws, and additional states may follow. The Company believes that its practices fit within exemptions contained in such statutes. Nevertheless, expansion of the operations of the Company to certain jurisdictions may require structural and organizational modifications of the Company's relationships with physician groups to comply with new or revised state statutes.

         Because the Company's affiliated physician groups remain separate legal entities, they may be deemed competitors subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal, and division of market. The Company intends to comply with such state and federal laws in its development of integrated healthcare delivery networks, but there can be no assurance that a review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operation of the Company and its affiliated physician groups.

         As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the U.S. Congress and state legislators relating to healthcare reform. There can be no assurance as to the ultimate content, timing, or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which could be material, on the Company.

Insurance

         The Company's affiliated physician groups maintain medical malpractice liability insurance in the amount of $1 million per occurrence and $3 million in the aggregate. The Company is named as the additional insured on the policies maintained by each of its affiliated groups. The Company also maintains general liability and umbrella coverage, including excess malpractice coverage of $5
million  per  occurrence  and  $5  million  in  the  aggregate.   The  cost  and
availability of such coverage has varied widely in recent years. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by the Company will be sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

Employees

         As of December 31, 1997, the Company employed approximately 2,000 people, including those employed in its corporate office. The Company is not party to any collective bargaining agreement with a labor union and considers its relations with its employees to be good. The Company does not employ any of the physicians practicing in its affiliated groups.

Item 2.  Properties

         The Company currently leases approximately 5,500 square feet of space at 801 Cherry Street in Fort Worth, Texas, where its headquarters are located, under a lease terminable upon 60 days' notice by either party. The Company believes these facilities are adequate for its current uses and that additional space is available to accommodate its anticipated growth.

         The Company leases, subleases, or occupies pursuant to its service agreements the clinic facilities at which its affiliated physician groups conduct their practices. The leases have varying terms ranging from month-to-month to ten years. The Company anticipates that as the affiliated practices continue to grow and add new services, expanded facilities will be required.

Item 3.  Legal Proceedings

     The Company and its affiliated physician groups are from time to time subject to medical malpractice claims and other various claims and legal actions that arise in the ordinary course of business. Such claims, if successful, could result in substantial damage awards that may exceed the limits of insurance coverage. The Company does not engage in the practice of medicine or provide medical services, nor does it control the practice of medicine by its affiliated physician groups or the compliance with regulatory requirements directly applicable to such groups. Nevertheless, there can be no assurance that the Company will not become subject to such claims in the future.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          Since March 12, 1997, the Common Stock has been traded on the Nasdaq National Market under the symbol "PMCO." The following table sets forth the high and low sale prices per share of the Common Stock as reported by the Nasdaq National Market for each calendar quarter since the commencement of trading.

                                                               High         Low
         1997
            First Quarter (commencing March 12)...........  $    9.25  $    9.00
            Second Quarter................................       9.25       6.00
            Third Quarter.................................      11.00       6.75
            Fourth Quarter................................      11.63       8.00
         1998
            First Quarter (through March 25)..............      16.25       8.75

         The Company has not paid any cash dividends on its common stock since its formation. It presently intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions, and other factors. In addition, the Company's ability to pay dividends or make distributions to its stockholders is restricted by the terms of its credit facility. As of March 2, 1998, there were 210 holders of record of common stock.

         In March 1997, the Company completed the initial public offering of 4,000,000 shares of its common stock at an aggregate price of $36,000,000. The effective date of the registration statement (SEC file number 333-10557) was March 12, 1997. The managing underwriters for the offering were Piper Jaffray, Inc.; Robertson, Stephens & Company; and Cowen & Company. All securities offered were sold in the offering.

Through December 31, 1997, the use of net proceeds of $31,745,000 has been as follows:

                                                        (A)            (B)
Purchase and installation of
   machinery and equipment........................     --        $    1,030,000
Acquisition of other businesses...................     --            24,729,000
Repayment of indebtedness.........................     --             1,716,000
Working capital...................................     --             4,270,000

   (A)  Direct or indirect payments to directors or officers of the issuer.
   (B)  Direct or indirect payments to others

         In March 1997, the Company issued 442,549 shares of Common Stock to the stockholders of a privately held physician management company in connection with its merger with the Company. In January, April, and May 1997, the Company issued 252,385, 3,400, and 774,717 shares of Common Stock, respectively, to physician groups and their stockholders as post-closing adjustments to the consideration payable by the Company in connection with its affiliations with the groups during 1996. In December 1997, the Company issued 578,154 shares of Common Stock to the stockholders of a provider of capitation management services in connection with its acquisition by the Company. As of December 31, 1997, the Company had commitments to issue an aggregate of 2,875,073 shares of Common Stock to physician groups and their stockholders in connection with its affiliations with five physician groups between June and December 1997. Each of such issuances was or will be exempt from registration under the Securities Act, pursuant to section 4(2) of the Act as they did not involve any public offering.

Item 6.  Selected Financial Data

         The selected financial data presented below should be read in conjunction with the consolidated financial statements and the notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Prior year selected financial data have been restated to include the results of operations and balance sheet data for Western Medical Management Corp., Inc., which merged with the Company in March 1997, and has been accounted for as a pooling of interests.

                                                        July 1, 1994
                                                        (Inception) to
                                                        December 31,          Year Ended December 31,
                                                                       ---------------------------------------------
                                                            1994           1995            1996           1997
                                                        ------------   -------------   ------------  ---------------
Statement of Operations Data:
Physician groups revenue, net.......................  $  4,040,924    $  13,188,405  $  47,036,801   $   127,716,775
Less: amounts retained by physician groups..........     1,781,775        5,344,688     20,791,605        47,075,240
                                                      ------------    -------------  -------------   ---------------
Management fee revenue..............................     2,259,149        7,843,717     26,245,196        80,641,535
Operating expenses:
     Clinic salaries and benefits...................     1,689,007        4,249,813     11,694,973        29,859,718
     Clinic rent and lease expense..................       242,235          708,020      2,670,138         7,016,261
     Clinic supplies................................       261,811          624,370      3,213,443         9,667,085
     Purchased medical services.....................       170,909          781,000        969,650         7,946,989
     Other clinic costs.............................       183,158        1,759,013      5,018,876        10,883,588
     General corporate expenses.....................       172,462          802,980      2,633,585         3,793,552
     Depreciation and amortization..................        64,170          203,482        723,641         2,942,604
     Interest expense...............................         6,659           20,958        209,474           456,175
     Merger costs...................................            --               --        682,269                --
                                                      ------------    -------------  -------------   ---------------
                                                         2,790,411        9,149,636     27,816,049        72,565,972
                                                      ------------    -------------  -------------   ---------------
Income (loss) before provision for income taxes.....      (531,262)      (1,305,919)    (1,570,853)        8,075,563
Provision for income taxes..........................        12,566          (54,405)            --         2,602,379
                                                      ------------    -------------  -------------   ---------------
Net income (loss)...................................  $   (543,828)   $  (1,251,514) $  (1,570,853)  $     5,473,184
                                                      ============    =============  =============   ===============

Net earnings (loss) per share:
     Basic..........................................  $      (0.07)   $       (0.16) $       (0.20)  $          0.48
                                                      ============    =============  =============   ===============
     Diluted........................................  $      (0.07)   $       (0.16) $       (0.20)  $          0.38
                                                      ============    =============  =============   ===============
Weighted average number of common shares outstanding:
     Basic..........................................     7,871,746        7,871,746      7,870,908        11,375,662
                                                      ============    =============  =============   ===============
     Diluted........................................     7,871,746        7,871,746      7,870,908        14,224,198
                                                      ============    =============  =============   ===============


                                                                              December 31,
                                                      --------------------------------------------------------------
                                                           1994             1995           1996           1997
                                                      --------------   -------------   ------------   -------------
Balance Sheet Data:
Cash and cash equivalents..........................   $     490,391    $   3,047,366   $  1,633,534   $  15,760,920
Working capital....................................         951,542        3,376,293      2,253,291      20,516,672
Total assets.......................................       2,317,951        6,203,340     30,559,774     162,966,150
Long-term debt, less current maturities............          57,625          278,962      7,809,193      52,912,730
Redeemable equity securities.......................              --        3,945,134      3,949,417              --
Total stockholders' equity.........................       1,423,141          240,439     10,523,972      80,618,737


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     ProMedCo is a physician practice management company that consolidates its affiliated physician groups into primary-care-driven multi-specialty networks. The Company was incorporated in Texas in 1993 and was reincorporated in Delaware in January 1997. ProMedCo commenced operations in December 1994 and affiliated with its initial physician group in June 1995. The Company's rapid growth in 1996 and 1997 has resulted primarily from its affiliation with additional physician groups. As of December 31, 1997, the Company was affiliated with aproximately 980 providers in 10 states consisting of approximately 350 physicians and 100 mid-level providers in affiliated physician groups and approximately 530 physicians in associated IPA networks. The Company also contracts with HMOs and other third-party payors to arrange for the provision of comprehensive health services to their members on a capitation basis. Currently the Company provide ssuch services covering approximately 100,000 capitated lives through its affiliated groups as well as through associated IPA networks.

         When affiliating with a physician group, the Company typically acquires at fair market value the group's non-real estate operating assets and enters into a 40-year service agreement with the group in exchange for a combination of Common Stock, cash, other securities of the Company, and/or the assumption of certain liabilities. The Company is continually seeking additional physician groups with which to affiliate and at any time is typically engaged in negotiations with several such groups.

         Physician groups revenue represents the revenue of the physician groups, reported at the estimated realizable amounts from patients, third-party payors and others for services rendered, net of contractual and other adjustments. Management fee revenue represents physician groups revenue less amounts retained by physician groups. The amounts retained by physician groups (typically 80-85% of the physician group operating income) represent amounts paid to the physicians pursuant to the service agreements between the Company and the physician groups. Under the service agreements, the Company provides each physician group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the non-medical operations of the practice, and employs substantially all of the non-physician personnel utilized by the group. The Company's management fee revenue is dependent upon the operating income of the physician groups. Physician group operating income is defined in the service agreements as the physician group's net medical revenues less certain contractually agreed-upon clinic expenses, including non-physician clinic salaries and benefits, rent, insurance, interest, and other direct clinic expenses. The amount of the physician groups' revenue retained and paid to the physician groups primarily consists of the cost of the affiliated physicians' services. The remaining amount of the physician group operating income (typically 15-20%) and an amount equal to 100% of the clinic expenses are reflected as management fee revenue earned by the Company.

         Operating expenses consist of the expenses incurred by the Company in fulfilling its obligations under the service agreements. These expenses are the same as the operating costs and expenses that would have been incurred by the affiliated groups, including non-physician salaries, employee benefits, medical supplies, building rent, equipment leases, malpractice insurance premiums, management information systems, and other expenses related to clinic operations. The distribution to the group for providing medical services is increased or decreased by a percentage of the physician group's surplus or deficit, respectively, in net revenue under risk-sharing arrangements pursuant to capitated managed care contracts.

         In addition to the clinic expenses discussed above, the Company also incurs personnel and administrative expenses in connection with maintaining a corporate office function that provides management, administrative, marketing and acquisition services to the affiliated groups. The Company's profitability depends on, among other things, increasing market share, expanding healthcare services, enhancing operating efficiencies, and developing favorable contractual relationships with payors.

         Management believes that industry trends toward cost containment and lower reimbursement rates will continue to result in a reduction from historical levels in per patient revenue. Further reductions in reimbursement rates could have an adverse effect on the Company's operations unless the Company is otherwise able to offset such payment reductions.

         For the year ended December 31, 1997, four of the Company's affiliated physician groups each contributed 10% or more of the Company's management fee revenue. Clinics in Champaign, Illinois; Temple, Texas; Naples, Florida; and
Abilene, Texas represented approximately 18%, 16%, 14%, and 11% of management fee revenue, respectively.

Results of Operations

         The Company commenced operations in December 1994 and affiliated with its first physician group in June 1995 and its second group in December 1995. The Company entered into affiliations with five additional groups during 1996 and seven additional groups during 1997. Changes in results of operations were caused primarily by affiliations with these additional physician groups.

         The following table sets forth the percentages of physician groups revenue represented by certain items reflected in the Company's consolidated statements of operations.

                                                                                  Year Ended December 31,
                                                                                1995        1996        1997
                                                                             ---------   ---------   ----------
Physician groups revenue, net.............................................       100.0%      100.0%      100.0%
Less:  amount retained by physician groups................................        40.5        44.2        36.9
                                                                             ---------   ---------   ---------
Management fee revenue....................................................        59.5        55.8        63.1
Operating expenses:
   Clinic salaries and benefits...........................................        32.3        24.8        23.3
   Clinic rent and lease expense..........................................         5.4         5.7         5.5
   Clinic supplies........................................................         4.7         6.8         7.6
   Purchased medical services.............................................         5.9         2.1         6.2
   Other clinic costs.....................................................        13.3        10.7         8.5
   General corporate expenses.............................................         6.1         5.6         3.0
   Depreciation and amortization..........................................         1.5         1.5         2.3
   Interest expense (revenue).............................................         0.2         0.4         0.4
   Merger costs...........................................................         0.0         1.5         0.0
                                                                             ---------   ---------   ---------
                                                                                  69.4%       59.1%       56.8%
                                                                             ---------   ---------   ---------
Income (loss) before provision for income taxes...........................        (9.9)       (3.3)        6.3
Provision for income taxes................................................        (0.4)        0.0         2.0
                                                                             ---------   ---------   ---------
Net income (loss).........................................................        (9.5)%      (3.3)%       4.3%
                                                                             =========   =========   =========

   Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

         Physician groups revenue increased by 172% to $127.7 million for the year ended December 31, 1997 from $47.0 million for the year ended December 31, 1996. New affiliations in 1997 produced $48.8 million of this increase, including $10.4 million of revenues from full professional and global capitation contracts, with $27.2 million resulting growth in revenues from affiliations completed prior to 1996 and from a full year of revenue production from affiliations completed in 1996. Another $4.7 million of other revenues from consulting and transitional services contributed to this increase in 1997.

         Amounts retained by physician groups increased by 126% to $47.1 million for the year ended December 31, 1997 from $20.8 million for the year ended December 31, 1996. This increase resulted primarily from new affiliations in 1997 and a full year of operations from affiliations completed in 1996. As a percentage of physician groups revenue, amounts retained by physician groups declined to 36.9% for the year ended December 31, 1997, compared to 44.2% for the year ended December 31, 1996. This decline resulted primarily from an increase in revenues from capitation contracts, which generate more aggregate dollars to the affiliated physician groups, but less as a percentage of physician groups revenue, and from the increase in other revenues noted above.

         Overall clinic costs, including purchased medical services, as a percentage of physician groups revenue increased to 51.1% for the year ended December 31, 1997, compared to 50.1% for the year ended December 31, 1996. Purchased medical services created the largest increase as a percentage of physician groups revenue, increasing to 6.2% in 1997 compared to 2.1% in 1996. This increase is directly related to the increase in full professional and global capitation revenues, which in turn requires the Company to procure medical services that are not provided within its affiliated groups. These services may include hospitalization, emergency room care and other technical or specialty services not available in the affiliated group. This ratio will vary depending on the amount of services that can be provided by the particular affiliated physician group and the terms of the individual contracts.

         Because of the significance of individual groups affiliations and the level of capitation and other revenues, clinic cost expense ratios will vary with each new affiliation. The mix of physician specialties and ancillary services affects the level of clinic salaries and benefits and clinic supplies. Generally, primary care and office-based physician practices require a higher number of support staff than specialty care or hospital-based practices. Clinic rent and lease expense as a percentage of physician groups revenue will vary based on the size of each affiliated group's offices and the current market rental rate for medical office space in the particular geographic markets. Other clinic costs will vary as a percentage of physician groups revenue based on regional cost differences and the Company's ability to implement operational efficiencies and negotiate more favorable purchasing arrangements.

         General corporate expenses as a percentage of physician groups revenue declined to 3.0% for the year ended December 31, 1997, compared to 5.6% for the year ended December 31, 1996. While these costs declined as a percentage of physician groups revenue, the amount of general corporate expenses increased 44% to $3.8 million for the year ended December 31, 1997 from $2.6 million for the year ended December 31, 1996. This increase in expenses was expected as the Company continued to add management and technology infrastructure. While management expects these increases in amounts to continue as the Company increases the number of affiliated physician groups, it believes that these expenses will continue to decline as a percentage of physician groups revenue.

         Depreciation and amortization as a percentage of physician groups revenue increased to 2.3% for the year ended December 31, 1997, compared to 1.5% for the year ended December 31, 1996. This increase resulted primarily from increased amortization of service agreement rights obtained in the new affiliations in 1997, as well as differences in the mix of assets acquired in connection with these affiliations.

         Net interest expense as a percentage of physician groups revenue remained consistent at 0.4% for both the years ended December 31, 1997 and 1996. Although long term debt levels increased in the latter part of 1997, the resulting interest expense was offset by interest income earned in the earlier part of 1997 on unused proceeds from the Company's initial public offering.

         Provision for income taxes reflects an effective rate of 32.2%. This effective rate is lower than the expected Federal statutory rate due to the realization of net operating loss carryforwards, which had been previously reserved for. At December 31, 1997, all net operating loss carryforwards had been utilized and recognized.

    Year Ended December 31, 1996 Compared with Year Ended December 31, 1995.

         Physician groups revenue increased to $47.0 million for the year ended December 31, 1996 from $13.2 million for the year ended December 31, 1995. The increase in physician groups revenue resulted primarily from the various affiliations with physician groups in 1996.

         Amounts retained by physician groups as a percentage of physician groups revenue increased to 44.2% for the year ended December 31, 1996, compared with 40.5% for the year ended December 31, 1995. Overall clinic costs as a percentage of physician groups revenue declined to 50.1% for the year ended December 31, 1996, compared with 61.6% for the year ended December 31, 1995. The mix of physician specialties and ancillary services affects the cost of affiliated physician services, clinic salaries and benefits and clinic supplies. Because of the significance of individual group affiliations and the level of other revenue to the Company as a whole, these expense ratios will vary with each new acquisition. Generally, primary care and office-based physician practices require a higher number of support staff than specialty care or hospital-based practices. Clinic rent and lease expense as percentage of physician groups revenue will vary based on the size of each of the affiliated group's offices and the current market rental rate for medical office space in the particular geographic markets. Other clinic costs will vary as a percentage of physician groups revenue based on regional cost differences and the Company's ability to implement operational efficiencies and negotiate more favorable purchasing arrangements.

         General corporate expenses as a percentage of physician groups revenue declined to 5.6% for the year ended December 31, 1996, compared with 6.1% for the year ended December 31, 1995. The amount of these expenses increased during 1996, as the Company continued to add to its management infrastructure. While the Company expects that these expenses will continue to increase as the Company increases the number of affiliated physician groups, it believes that these expenses will continue to decline as a percentage of physician groups revenue.

         Depreciation and amortization as a percentage of physician groups revenue remained constant at 1.5% for the year ended December 31, 1996, compared with the year ended December 31, 1995.

         Net interest expense as a percentage of physician groups revenue increased to 0.4% for the year ended December 31, 1996, compared with net interest income of 0.2% for the year ended December 31, 1995, primarily due to increased debt associated with the acquisition of physician practices.

         Provision for income taxes reflects no income tax expense for the year ended December 31, 1996. This resulted from fully reserving for the tax effects of the net operating loss generated during the year.

Summary of Operations by Quarter (unaudited)

         The following table presents unaudited quarterly operating results for the preceding eight quarters. The Company believes that all necessary adjustments, consisting only of normal, recurring adjustments, have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Report. Future quarterly results may fluctuate depending on, among other things, the timing and number of affiliations with physicians groups. Results of operations for any particular quarter are not necessarily indicative of results of operations for full year or for future periods.

                                               Three Months Ended                                 Three Months Ended
                                March 31    June 30,   September 30, December 31,   March 31,   June 30,  September 30, December 31,
                                  1996        1996          1996        1996          1997        1997          1997         1997
                                ---------   ---------   -----------  -----------  -----------  -----------  -----------  -----------
Statement of Operations Data:
Physician groups
   revenue, net..............  $7,091,429  $10,041,414  $12,672,590  $17,231,368  $20,725,577  $25,732,048  $29,302,573  $51,956,577
Less: amounts retained by
   physician groups..........   3,428,089    4,712,459    5,332,128    7,318,929    9,008,171   10,532,177   11,496,972   16,037,920
                                ---------   ----------  -----------  -----------  -----------  -----------  -----------  -----------
Management fee revenue.......   3,663,340    5,328,955    7,340,462    9,912,439   11,717,406   15,199,871   17,805,601   35,918,657
Operating expenses:
   Clinic salaries and
      benefits...............   1,741,516    2,483,746    3,301,399    4,168,312    4,639,895    5,926,457    6,795,818   12,497,548
   Clinic rent and lease
      expense................     411,372      549,656      727,252      981,858    1,079,862    1,429,063    1,620,677    2,886,659
   Clinic supplies...........     404,298      639,858      972,824    1,196,463    1,513,716    1,962,366    2,034,422    4,156,581
   Purchased medical
      services...............     134,815      157,306      289,116      388,413      685,158      780,510      725,486    5,755,835
   Other clinic costs........     801,206    1,196,244    1,342,318    1,679,108    1,778,472    2,154,875    2,100,817    4,849,424
   General corporate
      expenses...............     581,596      676,099      643,704      732,186      818,772      823,533    1,113,978    1,037,269
   Depreciation and
      amortization...........      51,564       67,068      204,369      400,640      435,875      602,552      923,093      981,084
   Interest expense
      (revenue)..............     (19,625)      33,071       59,024      137,004      115,949        1,148      110,468      228,610
   Merger costs..............          --           --      139,501      542,768           --           --           --           --
                                ---------   ----------  -----------  -----------  -----------  -----------  -----------  -----------
Income (loss) before
  provision
  for income taxes...........    (443,402)    (474,093)    (339,045)    (314,313)     649,707    1,519,367    2,380,842    3,525,647
 Provision for income taxes..          --           --           --           --      194,912      412,429      778,494    1,216,544
                                ---------   ----------  -----------  -----------  -----------  -----------  -----------  -----------
Net income (loss)............   $(443,402)  $ (474,093)  $ (339,045) $  (314,313) $   454,795  $ 1,106,938  $ 1,602,348  $ 2,309,103
                                =========   ==========  ===========  ===========  ===========  ===========  ===========  ===========

Net earnings (loss) per share:
   Basic.....................   $   (0.06)  $   (0.06)   $    (0.04) $     (0.04) $      0.05  $      0.09  $      0.13  $      0.18
                                =========   ==========  ===========  ===========  ===========  ===========  ===========  ===========
   Diluted...................   $   (0.06)  $   (0.06)   $    (0.04) $     (0.04) $      0.04  $      0.07  $      0.11  $      0.15
                                =========   ==========  ===========  ===========  ===========  ===========  ===========  ===========

Weighted average number of
 common shares outstanding:
   Basic.....................   7,871,406   7,870,746     7,870,746    7,870,746    8,669,343   12,031,726   12,042,769   12,507,883
                                =========   ==========  ===========  ===========  ===========  ===========  ===========  ===========
   Diluted...................   7,871,406   7,870,746     7,870,746    7,870,746   11,617,229   14,904,451   15,260,449   15,355,033
                                =========   ==========  ===========  ===========  ===========  ===========  ===========  ===========

Other Data (at end of period):
Total providers..............          60          88           145          192          233          238          280          982
                                =========   ==========  ===========  ===========  ===========  ===========  ===========  ===========
Affiliated physicians........          51          72           118          146          180          186          224          354
Mid-level providers..........           9          16            27           46           53           52           56          100
IPA physicians...............          --          --            --           --           --           --           --          528
Number of states.............           2           3             3            4            5            5            6           10

Liquidity and Capital Resources

         At December 31, 1997, the Company had working capital of $20.5 million, compared to $2.3 million at December 31, 1996. This increase resulted primarily from the acquisition of current assets (primarily accounts receivable) in excess of current liabilities assumed in new affiliations. Although each new affiliation will have its own specific structure, the Company typically acquires current assets well in excess of the current liabilities it assumes.

         Cash from operations for the year ended December 31, 1997 amounted to $1.3 million. Net income, combined with depreciation and amortization, deferred taxes, and increases in accounts payable and amounts payable to affiliated physician groups provided $16.4 million in cash flows. This was offset by increases in accounts receivable, management fees receivable, due from affiliated physician groups, prepaid and other current assets and other assets and decreases in accrued expenses and other current liabilities totaling $15.1 million. This positive cash flows from operations in 1997 marked an improvement over 1996 and 1995, in which the Company experienced usage of cash in operations of $1.2 million and $0.9 million, respectively.

         The Company had aggregate cash expenditures of $22.4 million and issued or committed to issue an aggregate of 3.5 million shares of its common stock for the acquisition of clinic assets during the year ended December 31, 1997. Of the cash expenditures, $1.0 million was for additional physicians at existing clinics and deferred payments associated with previously completed acquisitions. Capital expenditures amounted to $2.8 million for the year ended December 31, 1997. Although each of the Company's service agreements with its affiliated physician groups requires the Company to provide capital for equipment, expansion, additional physicians and other major expenditures, no specific amounts have been committed in advance. Capital expenditures are made based partially upon the availability of funds, the sources of funds, alternative projects and an acceptable repayment period.

         In November 1997, the Company completed an expansion of its bank credit facility from $25 million to $50 million. The facility provides for working capital and acquisition financing, subject to certain restrictions. The interest rate under this facility is, at the Company's option, either the adjusted 30-day commercial paper rate or one month LIBOR plus 2.70% to 3.25%, or the bank's base rate plus 0.35% to 0.88%, depending on certain debt levels. The bank credit facility, which expires January 2, 2004, contains certain restrictive covenants, including prohibitions on paying dividends, limitations on capital expenditures and maintenance of minimum net worth and certain financial ratios. At December 31, 1997, outstanding borrowings against the bank credit facility were $33.0 million and the effective interest rate was 8.5%. The Company is currently in the process of further expanding its bank credit facility by another $15 million to $25 million and expects to complete this expansion in April 1998.

         In connection with the Christie Clinic affiliation, the Company agreed to loan the physician group a total of $42.7 million. An initial loan of $3.0 million was funded in November 1997 and $16.4 million in December 1997 with additional loans of $5.825 million to be granted each December through 2001. This note receivable is recorded in long term receivables in the Company's consolidated balance sheet. The note receivable earns interest at 8% and is an interest only loan, payable monthly, through November 2007, after which the balance is to be paid off in annual installments through December 2022. After December 2007, an amount equal to one twelfth of the annual amortization will be set aside by the physician group each month to fund each upcoming annual installment.

     In connection with the Naples affiliation, the Company issued notes payable to the group totaling $8.6 million. These notes are payable in three equal annual installments in each of April 1998, 1999 and 2000. The notes bear interest at 9%, with interest payable in options to purchase the Company's common stock at a price of $9.00 per share, providing the market price for the stock is above the exercise price at the time of payment. Interest may be paid in cash at the option of either party if the market price for the stock is $9.00 or less at the time of payment.

         The Company had cash and cash equivalents of $15.8 million at December 31, 1997. In addition to this, the Company's principal sources of liquidity are accounts receivable of $24.4 million at December 31, 1997 and availability under the working capital portion of the bank line of credit of $7.3 million. The Company believes that the combination of these sources will be sufficient to meet the Company's working capital needs for the next twelve months. The Company's future acquisition, expansion and capital expenditure programs will require substantial amounts of capital resources. To meet the capital needs of these programs, the Company will continue to evaluate alternative sources of financing, including short-and long-term bank indebtedness, additional equity and other forms of financing, the availability and terms of which will depend upon market and other conditions. There can be no assurance that additional financing will be available on terms acceptable to the Company.

Forward-Looking Statements

         This Form 10-K includes certain forward-looking statements about anticipated results, including statements as to operating results, liquidity and capital resources, and negotiations with and acquisitions of additional physician groups. The Company notes that such forward-looking statements are based upon internal estimates, which are subject to change because they reflect preliminary information and management assumptions, and that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The factors that could cause actual results or outcomes to differ from such expectations include the extent of the Company's success in (i) negotiating the acquisition of additional physician groups; (ii) integrating all operations within the planned time frame; (iii) locating and negotiating additional financing at terms that are acceptable to the Company; and (iv) negotiating favorable reimbursement rates, along with the uncertainties and other factors described from time to time in the Company's public filings and reports.

Item 8.  Financial Statements

         The Company's Consolidated Financial Statements are listed in Item 14(a)(1), included at the end of this report on Form 10-K beginning on page F-1, and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                  Part III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by Item 10 will be contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Directors and Nominees," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

Item 11.  Executive Compensation.

         The information required by Item 11 will be contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Executive Compensation," and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 12 will be contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         The information required by Item 13 will be contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Compensation Committee Interlocks and Insider Participation and Certain Transactions," and is incorporated herein by reference.

                                   Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) List of Financial Statements. The following is a list of the financial statements included at the end of this Report of Form 10-K beginning on page F-1:

         Report of Independent Public Accountants
         Consolidated Balance Sheets as of December 31, 1996 and 1997 Consolidated Statements of Operations for the Years Ended December 31,
              1995, 1996 and 1997
         Consolidated Statements of Stockholders' Equity for the Years Ended
              December 31, 1995, 1996 and 1997
         Consolidated Statements of Cash Flows for the Years Ended December 31,
              1995, 1996 and 1997
         Notes to Consolidated Financial Statements

              (2) List of Financial Statement Schedules. All schedules have been omitted because they are not applicable or not required, or the required information is provided in the financial statements or notes thereto.

         (b)  Reports on Form 8-K.

         The following Reports on Form 8-K were filed during the fourth quarter of 1997:

         Report on Form 8-K filed October 15, 1997, to report the Company's affiliation with Beacon Medical Group.

         Report on Form 8-K filed October 23, 1997, to report the Company's affiliation with Intercoastal Medical Group, Inc.

         Report on Form 8-K filed December 17, 1997, to report the Company's acquisition of Health Plans, Inc.

         Amendment to Report on Form 8-K filed December 22, 1997, to include historical and pro forma financial statements relating to the Company's affiliation with Intercoastal Medical Group, Inc.

         (c) List of Exhibits. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon written request of any stockholder at a charge of $.25 per page plus postage.

Exhibit
Number                                                Exhibit


2 Asset Purchase Agreement dated as of January 19, 1996 by and among ProMedCo, Inc., ProMedCo of Abilene, inc. and Abilene Diagnostic Clinic, P.L.L.C. (1)
2(a)    First  Amendment  to  Asset  Purchase  Agreement  dated  as of
        January  19,  1996 by and among  ProMedCo,  Inc.,  ProMedCo of
        Abilene, inc., and Abilene Diagnostic Clinic, P.L.L.C. (1)
2.1     Plan and  Agreement for  Reorganization  dated as of September
        13, 1996 by and between  ProMedCo,  Inc.,  ProMedCo of Temple,
        Inc., and King's Daughters Clinics, P.A. (1)
2.2 Agreement for Statutory merger dated as of November 7, 1996 by and between ProMedCo, Inc., ProMedCo of Northern Nevada, Inc. and Western Medical Management Corporation, Inc. (1)
3.1 Form of Restated Certificate of Incorporation of ProMedCo Management Company. (1)
3.2     By-laws of ProMedCo Management Company. (1)
4       Form of Rights Agreement. (1)
10.1 Interim Service Agreement dated as of January 19, 1996 by and between ProMedCo of Abilene, inc. and Abilene Diagnostic Clinic, P.L.L.C. (1)(2)
10.1(a) First Amendment to Service Agreement and Interim Service Agreement dated as of January 19, 1996 by and between ProMedCo of Abilene, inc. and Abilene Diagnostic Clinic, P.L.L.C. (1)
10.2 Service Agreement dates as of January 19, 1996 by and between ProMedCo of Abilene, Inc. and Abilene Diagnostic Clinic, P.L.L.C. (1)(2)
10.3 Service Agreement dates as of March 12, 1996 by and between ProMedCo, Inc. of Cullman, Inc. and Cullman Primary Care, P.C. (1)(2)
10.4 Service Agreement dated as of April 1, 1996 by and between ProMedCo of Mayfield, Inc. and Morgan-Haugh, P.S.C. (1)(2)
10.5 Amended and Restated Service Agreement dated as of June 24, 1996 by and between ProMedCo of Lake Worth, Inc. and Tarrant Family Practice, P.A.
        (1)(2)
10.6 Service Agreement dated as of June 30, 1995 by and between ProMedCo of Denton, Inc. and North Texas Medical Surgical Clinic, P.A. (1)(2)
10.7 Credit Agreement dated as of June 12, 1996 among ProMedCo, Inc., the Lenders referred to therein, and Nationscredit Commercial Corporation, as Agent. (1)
10.8    1996 Stock Option Plan. (1)
10.9    Employee Stock Purchase Plan. (1)
10.10   Employment Agreement with H. Wayne Posey. (1)
10.11   Employment Agreement with Richard R. D'Antoni. (1)
10.12   Amended and Restated Employment Agreement with Dale K. Edwards. (1)
10.13   Employment Agreement with R. Alan Gleghorn. (1)
10.14   Employment Agreement with Rick E. Weymier. (1)
10.15   Employment Agreement with Deborah A. Johnson. (1)
10.16 Service Agreement dated as of September 1, 1996 by and between ProMedCo of Temple, Inc. and Physicians of King's Daughters, P.A. (1)
10.17   Employment Agreement with Robert D. Smith. (1)
10.18 Form of Service Agreement by and between ProMedCo of Northern Nevada, Inc. and Knutzen Goring Medical Group, Ltd. DBA The Northern Nevada Medical Group. (1)(2)
10.19   1994 Stock Option Plan. (1)

10.20 Asset Purchase Agreements as of April 23, 1997 by and between ProMedCo Management Company, ProMedCo of Southwest Florida, Inc., Naples Medical Center, P.A. and Naples Obstetrics & Gynecology, M.D., P.A. Included as Appendix 2.9A to the Agreement is the Service Agreement by and between ProMedCo of Southwest Florida and Naples Medical Center, P.A. (3)
10.21 Asset Purchase Agreement as of August 12, 1997 by and between ProMedCo Management Company, PHB Management Company, Inc. and HealthAmerica Pennsylvania, Inc. Service Agreement by and between PHB Management Company, Inc. and HealthAmerica Pennsylvania, Inc. effective October 1, 1997. (4)
10.22 Stock Purchase Agreement as of October 8, 1997 by and btween ProMedCo Management Company, ProMedCo of Sarasota, Inc., IMG, Inc.(formerly known as Intercoastal Medical Group, Inc.), and Intercoastal Medical Group, Inc. Service Agreement by and between ProMedCo of Sarasota and Intercoastal Medical Group, Inc., effective August 1, 1997. (5)
10.23 Agreement for Statutory Merger by and between HP Acquisition Corp., a Wholly Owned Subsidiary of ProMedCo Management Company, with PBMA Health Systems, Inc. and Health Plans, Inc. dated July 25, 1997. (6)
10.24 Amended and Restated Credit Agreement dated as of November 13, 1997, among ProMedCo Management Company, the Lenders refered to therein, and Nationscredit Commercial Corporation, as Agent.
11      Computation of Net Income Per Share.
22      List of Subsidiaries.
23.1    Consent of Independent Public Accountants.
27      Financial Data Schedule.

-----------------
(1) Filed as an exhibit of the same number to the Company's registration statement on Form S-1 (File No. 333-10557).
(2) Confidential treatment has been requested and an application has been separately filed with the Commission.
(3) Filed as exhibit 2.3 to the Company's report on Form 8-K filed with the Commission on May 7, 1997.
(4) Filed as an exhibit to the Company's report on Form 8-K filed with the Commission on October 15, 1997.
(5) Filed as an exhibit to the Company's report on Form 8-K filed with the Commission on October 23, 1997.
(6) Filed as an exhibit to the Company's report on Form 8-K filed with the Commission on December 17, 1997.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PROMEDCO MANAGEMENT COMPANY

                                    By:  /s/ H. WAYNE POSEY
                                          H. Wayne Posey
                                   President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              Signature                              Title                                 Date


/S/ H. WAYNE POSEY                                                                    March 27, 1998
H. Wayne Posey                           President, Chief Executive Officer,
                                         and Director
                                         (Principal Executive Officer)
/S/ ROBERT D. SMITH                                                                   March 27, 1998
Robert D. Smith                          Vice President-Finance
                                         (Principal Financial and Accounting
                                         Officer)
/S/ RICHARD R. RAGSDALE                                                               March 27, 1998
Richard R. Ragsdale                      Chairman and Director


/S/ DAVID T. BAILEY, M.D.                                                             March 27, 1998
David T. Bailey, M.D.                    Director


/S/ CHARLES J. BUYSSE, M.D.                                                           March 27, 1998
Charles J. Buysse, M.D.                  Director


/S/ E. THOMAS CHANEY                                                                  March 27, 1998
E. Thomas Chaney                         Director


/S/ JAMES F. HERD, M.D.                                                               March 27, 1998
James F. Herd, M.D.                      Director


/S/ JACK W. MCCASLIN                                                                  March 27, 1998
Jack W. McCaslin                         Director


            INDEX TO FINANCIAL STATEMENTS


ProMedCo Management Company                                                                                   Page
Report of Independent Public Accountants........................................................................F-1

Consolidated Balance Sheets as of December 31, 1996 and 1997 ...................................................F-2

Consolidated Statements of Operations for the Three Years Ended
  December 31, 1997............................................................................................ F-4

Consolidated Statements of Shareholders' Equity for the Three Years Ended
  December 31, 1997.............................................................................................F-5

Consolidated Statements of Cash Flows for the Three Years Ended
  December 31, 1997.............................................................................................F-6

Notes to Consolidated Financial Statements......................................................................F-7

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
ProMedCo Management Company:

We have audited the accompanying consolidated balance sheets of ProMedCo Management Company (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProMedCo Management Company and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                     ARTHUR ANDERSEN LLP


Fort Worth, Texas,
    March 3, 1998

                   PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



                                                                                           December 31,
                                 ASSETS                                              1996              1997
                                 ------                                          -------------    --------------
Current assets:
         Cash and cash equivalents                                               $   1,633,534    $   15,760,920
         Accounts receivable, net of allowances of approximately
              $4,035,000 and $19,281,000, respectively                               6,227,228        24,420,979
         Management fees receivable                                                  1,266,598         1,938,464
         Due from affiliated physician groups                                          660,278         2,870,607
         Prepaid expenses and other current assets                                     742,845         4,960,385
                                                                                 -------------    --------------

                      Total current assets                                          10,530,483        49,951,355

Property and equipment, net of accumulated depreciation of approximately
         $865,000 and $2,630,000, respectively                                       3,930,191        10,590,561

Intangible assets, net of accumulated amortization of $289,000 and
         $1,775,000, respectively                                                   14,860,171        77,195,351

Long term receivables                                                                        -        23,915,884

Other assets                                                                         1,238,929         1,312,999
                                                                                 -------------    --------------

                      Total assets                                               $  30,559,774    $  162,966,150
                                                                                 =============    ==============


   The accompanying notes are an integral part of these financial statements.

                 PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS - (Continued)

                                                                                           December 31,
                  LIABILITIES AND STOCKHOLDERS' EQUITY                               1996              1997
                  ------------------------------------                           -------------    --------------
Current liabilities:
         Accounts payable                                                        $   1,505,762    $    6,687,168
         Payable to affiliated physician groups                                      1,341,876         6,562,903
         Accrued salaries, wages and benefits                                        1,153,558         2,895,023
         Accrued expenses and other current liabilities                              2,353,381         2,512,769
         Deferred income tax liability                                                       -           174,101
         Current maturities of notes payable                                         1,151,191         3,676,365
         Current portion of obligations under capital leases                           589,438           609,591
         Current portion of deferred purchase price                                    181,986         5,265,713
         Income taxes payable                                                                -         1,051,050
                                                                                 -------------    --------------
                      Total current liabilities                                      8,277,192        29,434,683

Notes payable, net of current maturities                                             4,585,173        39,688,325
Obligations under capital leases, net of current portion                             1,030,171         1,073,886
Deferred purchase price, net of current portion                                              -         7,318,526
Convertible subordinated notes payable                                               1,800,274         1,765,058
Deferred income tax liability                                                                -         1,103,876
Other long term liabilities                                                            393,575         1,963,059
                                                                                 -------------    --------------
                      Total liabilities                                             16,086,385        82,347,413
                                                                                 -------------    --------------

Commitments and contingencies

Series   A redeemable  convertible  preferred stock,  700,000 shares authorized;
         500,000  and  0  shares  issued  and  outstanding  in  1996  and  1997,
         respectively                                                                2,957,641                 -

Redeemable common stock, 165,296 and 0 shares issued and outstanding in 1996
         and 1997, respectively                                                        991,776                 -

Stockholders' equity:
         Preferred stock, $0.01 par value, 19,300,000 shares authorized,
              0 shares issued and outstanding                                                -                 -
         Class B Common Stock, $0.01 par value; 2,600,000 shares authorized;
              1,226,150 and 0 shares issued and outstanding in 1996 and 1997,
              respectively                                                              12,262                 -
         Common stock, $0.01 par value; 47,400,000 shares authorized;
              3,187,129 and 10,686,767 shares issued and outstanding in 1996
              and 1997, respectively                                                    31,871           106,868
         Additional paid-in-capital                                                 11,987,480        58,946,838
         Common stock to be issued, 187,482 and 2,875,073 shares, in 1996 and
              1997, respectively                                                     2,303,212        20,121,059
         Stockholder notes receivable                                                 (151,306)         (369,665)
         Accumulated earnings (deficit)                                             (3,659,547)        1,813,637
                                                                                 -------------    --------------
                      Total stockholders' equity                                    10,523,972        80,618,737
                                                                                 -------------    --------------

                      Total liabilities and stockholders' equity                 $  30,559,774    $  162,966,150
                                                                                 =============    ==============


  The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Year Ended December 31,
                                                                    1995             1996               1997
Physician groups revenue, net                                $   13,188,405     $   47,036,801    $   127,716,775

Less- Amounts retained by physician groups                        5,344,688         20,791,605        47,075,240
                                                              -------------     --------------    --------------

Management fee revenue                                            7,843,717         26,245,196        80,641,535

Operating expenses:
     Clinic salaries and benefits                                 4,249,813         11,694,973        29,859,718
     Clinic rent and lease expense                                  708,020          2,670,138         7,016,261
     Clinic supplies                                                624,370          3,213,443         9,667,085
     Purchased medical services                                     781,000            969,650         7,946,989
     Other clinic costs                                           1,759,013          5,018,876        10,883,588
     General corporate expenses                                     802,980          2,633,585         3,793,552
     Depreciation and amortization                                  203,482            723,641         2,942,604
     Interest expense                                                20,958            209,474           456,175
     Merger costs                                                   -                  682,269           -
                                                              -------------     --------------    --------------

              Total operating expenses                            9,149,636         27,816,049        72,565,972
                                                              -------------     --------------    --------------

Income (loss) before provision (benefit) for income taxes        (1,305,919)        (1,570,853)        8,075,563

Provision (benefit) for income taxes                                (54,405)           -               2,602,379
                                                              -------------     --------------    --------------

Net income (loss)                                             $  (1,251,514)    $   (1,570,853)   $    5,473,184
                                                              =============     ==============    ==============
Net earnings (loss) per share
     Basic                                                    $       (0.16)    $        (0.20)   $         0.48
     Diluted                                                  $       (0.16)    $        (0.20)   $         0.38

Weighted average number of common shares outstanding
     Basic                                                        7,871,746          7,870,908        11,375,662
     Diluted                                                      7,871,746          7,870,908        14,224,198



  The accompanying notes are an integral part of these financial statements.

                      PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                             Class B                               Additional    Common    Stockholder   Accumulated
                          Common Stock         Common Stock          Paid-In    Stock To      Notes       Earnings
                       Shares     Amount     Shares      Amount      Capital    Be Issued  Receivable     (Deficit)      Total
Balance, December
  31, 1994, as
  previously
  reported           1,226,150   $  12,262   1,878,000    $ 18,780  $   673,561  $    -     $ (33,500)   $ (169,890)    $   501,213

  Adjustments
   for pooling
   of interest
   (Note 3)             -             -        421,549       4,215    1,585,003       -          -         (667,290)        921,928
                     ---------   ---------   ---------    --------  -----------  ----------  ---------    ----------     -----------

Balance, December
  31, 1994, as
  restated           1,226,150      12,262   2,299,549      22,995    2,258,564       -       (33,500)     (837,180)      1,423,141

  Common stock
   subscribed            -            -          -             -          -           4,000    (4,000)          -             -
  Common stock
    and warrants
    issued               -            -         21,000         210       62,936       -       (10,000)          -            53,146
  Stockholder
   notes payments        -            -          -             -          -           -        15,666           -            15,666
Net loss                 -            -          -             -          -           -           -      (1,251,514)     (1,251,514)
                     ---------   ---------   ---------    --------  -----------  ----------  --------    ----------     -----------

Balance, December
  31, 1995           1,226,150      12,262   2,320,549      23,205    2,321,500       4,000   (31,834)   (2,088,694)        240,439

  Common stock
   issued                -            -        843,729       8,437    9,634,903       -      (120,000)         -          9,523,340
  Stock options
   exercised             -            -         22,851         229       31,077       -       (31,306)         -            -
  Stock
   subscription
   canceled              -            -           -            -          -          (4,000)    4,000          -            -
  Common stock
    to be issued         -            -           -            -          -       2,303,212        -           -          2,303,212
  Stockholder
   notes payments        -            -           -            -          -            -       27,834          -             27,834
Net loss                 -            -           -            -          -            -          -      (1,570,853)     (1,570,853)
                     ---------   ---------   ---------    --------  -----------  ---------- ---------    ----------     -----------

Balance, December
  31, 1996           1,226,150      12,262   3,187,129      31,871   11,987,480   2,303,212  (151,306)   (3,659,547)     10,523,972

  Common stock
   issued in
   initial public
   offering, net        -             -      4,000,000      40,000   31,705,000       -          -           -           31,745,000
  Redeemable
    preferred
    shares
    converted           -             -        500,000       5,000    2,952,641       -          -           -            2,957,641
  Redeemable
    common shares
    converted           -             -        165,296       1,653      990,123       -          -           -              991,776
  Class B common
    converted       (1,226,150)    (12,262)  1,226,150      12,262         -          -          -           -                 -
  Warrants and
    options
    exercised           -             -         59,786         597       92,142       -          -           -               92,739
  Subordinated
   notes payable
   converted            -             -          3,912          39       35,177       -          -           -               35,216
  Common stock
   issued and
   to be issued,
   net                  -             -      1,608,656      16,087   11,565,716  17,817,847  (249,671)       -           29,149,979
  Treasury stock
   purchased
   and retired          -             -        (64,162)       (641)    (381,441)      -          -           -             (382,082)
  Stockholder
   notes payments       -             -           -            -            -         -        31,312        -               31,312
Net income              -             -           -            -            -         -          -        5,473,184       5,473,184
                     ---------   ---------   ---------    --------  -----------  ---------  ---------    ----------     -----------

Balance, December
  31, 1997              -        $   -      10,686,767    $106,868  $58,946,838  20,121,059 $(369,665)   $1,813,637     $80,618,737
                     =========   =========   =========    ========  ===========  ==========  ========    ==========     ===========


   The accompanying notes are an integral  part of these financial statements.

                    PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year Ended December 31,
                                                                    1995             1996               1997
Cash flows from operating activities:
    Net income (loss)                                         $  (1,251,514)    $   (1,570,853)    $  5,473,184
    Adjustments to reconcile net income
     (loss) to net cash provided by (used
     in)operating activities (net of effects
     of purchase transactions)
       Depreciation and amortization                                203,482            723,641        2,942,604
       Deferred provision for income taxes                          -                   -               329,840
       Net gain on sale of fixed assets                             (53,370)          (229,251)         -
       Noncash compensation                                         -                   14,750          -
       Changes in assets and liabilities-
          Accounts receivable                                      (345,472)          (785,773)      (7,179,281)
          Management fees receivable                               (116,968)        (1,149,630)        (592,551)
          Due from affiliated physician groups                      -                 (428,830)      (1,972,295)
          Prepaid expenses and other current assets                  63,216           (205,401)      (2,574,430)
          Other assets                                              (13,949)          (172,985)        (402,298)
          Accounts payable                                          459,442            (96,932)       2,459,925
          Payable to affiliated physician groups                       (402)         1,242,641        5,191,027
          Accrued expenses and other current liabilities            155,381          1,468,040       (2,401,270)
                                                              -------------     --------------    --------------
              Net cash provided by (used in)
                 operating activities                              (900,154)        (1,190,583)       1,274,455
                                                              -------------     --------------    --------------

Cash flows from investing activities:
    Purchases of property and equipment                             (88,234)        (1,102,029)      (2,817,907)
    Proceeds from sale of equipment                                 218,890            242,175          -
    Purchases of clinic assets, net of cash                         (90,424)        (2,435,905)     (22,391,718)
    Increase in long term receivables (net of
      effects of purchase transactions)                             -                 -             (20,024,375)
              Net cash provided by (used in)
                  investing activities                               40,232         (3,295,759)     (45,234,000)
                                                              -------------     --------------    --------------

Cash flows from financing activities:
    Borrowings under notes payable                                  623,740          4,482,557       30,550,891
    Payments on notes payable                                      (146,118)          (331,715)      (2,838,760)
    Payments on capital leases                                      (82,895)           (70,132)        (561,998)
    Payment of deferred financing costs                             -                 (565,137)        (300,500)
    Payment of deferred offering costs                              -                 (564,427)         -
    Proceeds from issuance of Series A redeemable
       convertible preferred stock                                2,953,358            -                -
    Proceeds from issuance of common stock                           63,146            125,000       31,837,739
    Purchase and retirement of treasury shares                      -                  -               (382,082)
    Issuance (payments) of stockholder notes receivable, net          5,666             (3,636)        (218,359)
                                                              -------------     --------------    --------------

              Net cash provided by financing activities           3,416,897          3,072,510       58,086,931
                                                              -------------     --------------    -------------

Increase (decrease) in cash and cash equivalents                  2,556,975         (1,413,832)      14,127,386

Cash and cash equivalents, beginning of period                      490,391          3,047,366        1,633,534
                                                              -------------     --------------    -------------

Cash and cash equivalents, end of period                      $   3,047,366     $    1,633,534    $  15,760,920
                                                              =============     ==============    =============

Supplemental disclosure of cash flow information (See Notes 3 and 7):
    Cash paid during the year-
       Interest expense                                       $      37,320     $      137,242    $     689,199
       Income taxes                                           $      67,420     $       -         $   1,299,118



  The accompanying notes are an integral part of these financial statements.

                     PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995, 1996 and 1997


1.   DESCRIPTION OF BUSINESS

     ProMedCo Management Company and subsidiaries ("ProMedCo" or the "Company"), a Delaware corporation, is engaged in operating and managing physician groups. ProMedCo commenced operations in 1994 and has since affiliated with approximately 980 providers in 10 states consisting of approximately 350 physicians and 100 mid-level providers (primarily physician assistants and nurse practitioners) in affililated physician groups and approximately 530 physicians in associated IPA networks. During 1997, the Company expanded the scope of its services by acquiring a provider of capitation management services. These services include clinical quality assessment, enrollment and patient registration, capitation processing and payment, utilization management and case management. Through this wholly-owned subsidiary, the Company contracts with health maintenance organizations ("HMOs") and other third-party payors to arrange for the provision of comprehensive health services to their members on a capitation basis. Currently, the Company provides such services covering approximately 100,000 capitated lives through its affiliated groups, as well as through associated IPA networks.

The Company, through its wholly-owned subsidiaries, acquires certain net assets of and manages physician groups under long term service agreements with affiliated physician groups. The Company provides administrative and technical support for professional services rendered by the physician groups under service agreements. Under the service agreements, the Company is reimbursed for all clinic expenses, as defined in the agreement, and participates at varying levels in the excess of net clinic revenue over clinic expenses.


2.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Company and its wholly owned subsidiaries. The Company's subsidiaries acquire the operating assets and assume certain liabilities of the physician groups and account for the Company's management activities with the physician groups under the Company's long term service agreements. The Company does not consolidate the operating results and accounts of the affiliated physician groups. For display purposes, the Company has presented the physician groups revenues and amounts retained by the physician groups (typically 80-85% of the physician groups' operating income and is paid to the affiliated physicians in accordance with the service agreements) in the accompanying consolidated statements of operations to arrive at the Company's management fee revenue. (See further discussion below.) All significant intercompany accounts and transactions have been eliminated.

In November 1996, the Company entered into a definitive agreement with Western Medical Management Corp., Inc. ("Reno"), a physician management company. Under the terms of the agreement, Reno exchanged its common stock for common stock of the Company upon consummation of the Offering (see Notes 3 and 8). This transaction has been accounted for as a pooling of interests, as defined by APB No. 16, "Business Combinations." The accompanying financial statements are based on the assumption that the companies were combined for the full periods presented and prior financial statements have been restated to give effect to the combination.

Certain prior year balances have been reclassified to conform to the 1997 presentation.

Physician Groups Revenue, Net

Physician groups revenue represents the revenue of the physician groups reported at the estimated realizable amounts from patients, third-party payors, and others for services rendered, net of contractual and other adjustments.

Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. There are no material claims, disputes, or other unsettled matters that exist to management's knowledge concerning third-party reimbursements. In addition, management believes there are no retroactive adjustments that would be material to the Company's financial statements. During 1996 and 1997, the Company estimates that approximately 30% and 25%, respectively, of net physician groups revenue, was received under government-sponsored healthcare programs (principally, the Medicare and Medicaid programs). The physician groups have numerous agreements with managed care organizations and other payors to provide physician services based on negotiated fee schedules. No individual managed care organization or other payor is material to the Company.

Management Fee Revenue

Management fee revenue represents physician groups revenue less amounts retained by physician groups. The amounts retained by physician groups (typically 80-85% of the physician groups' operating income) represents amounts paid to the physicians pursuant to the service agreements between the Company and the physician groups. Under the service agreements, the Company provides each physician group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group.

     The Company's management fee revenues are dependent upon the operating income of the physician groups. As discussed previously, the physician groups retain a fixed percentage (typically 80-85%) of physician group operating income. Physician group operating income is defined in the service agreements as the physician group's net medical revenue less certain contractually agreed-upon clinic expenses, including non-physician clinic salaries and benefits, rent, insurance, depreciation, interest and other direct clinic expenses. The amount of the physician groups revenue retained and paid to the physician group primarily consists of the cost of the affiliated physician services. The remaining amount of the physician groups operating income (typically 15-20%) and an amount equal to 100% of the clinic expenses are reflected as management fee revenue earned by the Company. Other revenue represents fees from management consulting, supplemental implementation services and other miscellaneous revenues.

Management fee revenue is detailed as follows:

                                                                   1995             1996              1997
                                                              -------------     -------------    -------------
         Component based upon percentage of physician
              groups operating income                         $     943,180     $   2,378,966    $   9,043,126
         Reimbursement of clinic expenses                         6,900,537        23,866,230       65,626,945
         Revenue from non-affiliated physician groups               -                 -              1,317,179
         Other revenue                                              -                 -              4,654,285
                                                              -------------     -------------    -------------

         Management fee revenue                               $   7,843,717     $  26,245,196    $  80,641,535
                                                              =============     =============    =============

Concentration of Risk

For the year ended December 31, 1997, four of the Company's affiliated physician groups each contributed 10% or more of the Company's management fee revenue. Clinics in Champaign, Illinois; Temple, Texas; Naples, Florida; and Abilene, Texas represented approximately 18%, 16%, 14% and 11% of management fee revenue, respectively.

Clinic Expenses and General Corporate Expenses

Clinic expenses represent substantially all clinic operating expenses, including clinic salaries and benefits, rent, supplies, maintenance and repairs, insurance, utilities, depreciation, interest and other direct clinic expenses. General corporate expenses represent primarily the salaries and benefits of corporate headquarters personnel, rent, travel, and other administrative expenses.

Net Earnings (Loss) Per Share

In September 1995, the Company's Board of Directors declared a two-for-one split of the Company's Common Stock including the Class B Common Stock. All share and per share amounts have been restated to reflect the stock split.

The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" effective December 31, 1997. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Common stock to be issued is assumed to be common stock outstanding and is included in the weighted average number of common shares outstanding for the basic EPS calculation. Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury method to the extent that these securities are not anti-dilutive.

There is no difference between basic and diluted EPS for the years ended December 31, 1995 and 1996 because options, warrants and convertible subordinated notes payable have an anti-dilutive effect. Similarily, the convertible subordinated notes payable have been excluded from diluted EPS in the year ended December 31, 1997 because they are considered to be anti-dilutive. The following is a reconciliation of basic and diluted EPS for the year ended December 31, 1997:

                                   Income           Shares           Per-Share
                                 (Numerator)     (Denominator)        Amount
Basic EPS                      $   5,473,184        11,375,662    $        0.48
                                                                  =============
Effect of dilutive securities
     Options                         -                 657,273
     Warrants                        -               2,191,263
                               -------------     -------------
Diluted EPS                    $   5,473,184        14,224,198    $        0.38
                               =============     =============    =============

In accordance with SFAS No. 128, the net earnings (loss) per share for all prior periods have been restated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of December 31, 1997, include approximately $6,317,000 of cash held in escrow accounts for the payment of premiums under split-dollar life insurance contracts. (See Note 6.)

Accounts Receivable

Accounts receivable principally represents receivables from patients and other third party payors for medical services provided by the physician groups. Such amounts are recorded net of contractual allowances and estimated bad debts.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment are calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the assets. Routine maintenance and repairs are charged to expense as incurred, while major renewals or improvements are capitalized.

Intangible Assets

Service Agreement Rights

The Company's acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated physician groups. As part of the purchase allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into long term service agreements with the affiliated physician groups. The service agreements are for a term of 40 years and cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default.

In connection with the allocation of the purchase price to identifiable intangible assets, the Company analyzes the nature of each group with which a service agreement is entered into, including the number of physicians in each group, number of service sites and ability to recruit additional physicians, the Group's relative market position, the length of time each group has been in existence, and the term and enforceability of the service agreement. Because the Company does not practice medicine, maintain patient relationships, hire physicians, enter into employment and noncompete agreements with the physicians, or directly contract with payors, the intangible asset created in the purchase allocation process is associated solely with the service agreement with the physician group.

The Company believes that there is no material value allocable to the employment and noncompete agreements entered into between the physician group and the individual physicians. The primary economic beneficiary of these agreements is the physician group, an entity that the Company does not legally control. In addition, any damages under the agreements are paid solely to the physician group for purposes of replacing departing physicians. Generally, due to low expected physician turnover in the industry and the ability of the physician group to actively replace departing physicians, there would be no significant economic loss to either the physician group or the Company due to physician departure. The physician groups continually recruit physicians and, as appropriate and necessary, subsequently add qualified physicians to the group. This manner of operations allows the physician group to perpetuate itself as individual physicians retire or are otherwise replaced. The Company believes that the physician groups with which it has service agreements thus are long-lived entities with an indeterminable life, and that the physicians, customer demographics, and various contracts will be continuously replaced. The service agreement intangible is being amortized on a straight-line method over a composite average life of 30 years.

Excess of Cost of Acquired Assets Over Fair Value

Excess of cost of acquired assets over fair value (goodwill) is amortized using the straight-line method over thirty years.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If this review indicates that the carrying amount of the asset may not be recoverable, based on the undiscounted cash flows of the operations over the remaining amortization period, then the carrying value of the asset is reduced to fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each physician group's relative market share and local market competitive environment, current period and forecasted operating and cash flow levels of the physician group and its impact on the management fee earned by the Company, and legal factors governing the practice of medicine.

Income Taxes

The Company accounts for income taxes under the liability method which states that deferred taxes are to be determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on the changes to the asset or liability from period to period. The Company and its subsidiaries file a consolidated tax return.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which allows entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value method had been applied. The Company has elected to account for stock-based compensation programs using the intrinsic value method. The following pro forma disclosures are presented to reflect amounts as if the fair value method were applied:

                                             Year Ended December 31,
                                 1995             1996              1997
                              (Unaudited)     (Unaudited)        (Unaudited)

Net income (loss)           $  (1,251,514)  $  (2,045,455)     $   3,921,296
                            =============   =============      =============

Basic net earnings
   (loss) per share         $       (0.16)  $       (0.26)     $        0.34
                            =============   =============      =============

The Company used the minimum value method to estimate the fair values of options for the above pro forma information. For purposes of the minimum value method, the Company used U.S. Treasury strip rates for its risk-free interest rates, assumed no future dividends and assumed the expected life of the options through the applicable expiration dates. For 1995 and 1996, the years prior to the Offering, the Company assumed no volatility, and assumed a volatility rate of 58% in 1997. Also see Note 8 -- Stock Option Plans.

New Accounting Pronouncement

The Financial Accounting Standards Board's Emerging Issues Task Force has issued its abstract, Issue 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Arrangements" ("EITF 97-2"). EITF 97-2 addresses issues relating to
(1) whether a "controlling financial interest" can be established through a contractual management agreement under FASB Statement No. 94, (2) whether a transaction between a physician practice management entity ("PPM") and a physician practice in which the PPM enters into a management agreement with the physician practice should be considered a business combination and thus accounted for under APB No. 16, (3) whether the pooling-of interests method of accounting may be followed in certain circumstances, (4) what are the common types of intangibles that should be considered in performing the purchase price allocation and (5) whether an employee of the physician practice should be considered an employee of the PPM for purposes of accounting for that individual's stock-based compensation.

The primary effect of this pronouncement on the Company will be the presentation of revenues. The Company currently presents net physician groups revenues in its statement of operations. The Company expects to adopt this pronouncement in the fourth quarter of 1998 and, with such, will no longer present net physician groups revenue in its consolidated statement of operations.

3.   ACQUISITIONS

Medical Clinics

During 1997, 1996, and 1995, the Company, through its wholly-owned subsidiaries, acquired certain operating assets or all of the outstanding stock of the following physician groups:

                    Physician Group                     Effective Date                      Location
1997:    Naples Medical Center                       March 1, 1997                      Naples, FL
         Abilene Diagnositic Clinic                  June 1, 1997 (a)                   Abilene, TX
         Intercoastal Medical Group                  August 1, 1997                     Sarasota, FL
         Beacon Medical Group                        October 1, 1997 (b)                Harrisburg, PA
         Cowley Medical Associates (c)               November 1, 1997                   Harrisburg, PA
         Thomas-Spann Clinic                         December 1, 1997                   Corpus Christi, TX
         HealthStar, Inc.                            December 1, 1997                   Knoxville, TN

1996:    Cullman Primary Care                        March 6, 1996                      Cullman, AL
         Morgan-Haugh                                April 1, 1996                      Mayfield, KY
         HealthFirst Medical Group                   June 1, 1996                       Lake Worth, TX
         King's Daughters Clinic                     September 1, 1996                  Temple, TX

1995:    North Texas Medical Surgical                June 1, 1995                       Denton, TX

         (a) Abilene Diagnostic Clinic was operated by the Company under an interim service agreement effective December 1, 1995. The Company completed its acquisition of certain operating assets on June 5, 1997, and entered into a long term service agreement with the physician group effective June 1, 1997.

         (b) Beacon Medical Group was operated by the Company under an interim service agreement effective April 1, 1997. The Company completed its acquisition of certain operating assets on October 1, 1997, and entered into a long term service agreement effective on that date.

         (c) Cowley Medical Associates merged with Beacon Medical Group in December 1997.

The acquisitions of the operating assets and liabilities have been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition. Simultaneous with each acquisition, the Company entered into a long term service agreement with each physician group. In conjunction with certain acquisitions, the Company is obligated to make deferred payments to physician groups. Such amounts are included in deferred purchase price in the accompanying consolidated balance sheets. The following is the preliminary allocation of purchase price for the acquisitions completed during the year ended December 31, 1997.

Fair value of assets acquired                                $    33,468,257
Liabilities assumed                                              (11,296,484)
Intangible assets                                                 63,821,926
                                                             ---------------
                                                                  85,993,699
Less - Fair value of common stock issued and to be issued         29,964,077
Less - Notes issued                                                9,780,602
Less - Deferred purchase price (payable in cash)                  12,402,253
                                                             ---------------

Cash purchase price                                          $    33,846,767
                                                             ===============

For certain acquisitions occurring close to or at the end of the period, the estimated fair values are preliminary and, therefore, are subject to change. Under the purchase agreements, the purchase price is adjustable by the Company for a period between 90 to 120 days after the closing of the transaction in order to finalize the fair values of the assets acquired and liabilities assumed.

Health Plans, Inc.

Effective December 1, 1997, the Company, through its wholly-owned subsidiary, completed its acquisition of Health Plans, Inc., and renamed the company PMC Medical Management , Inc. ("PMCMM"). PMCMM provides capitation management services through risk contracting with HMOs and other third-party payors. The total consideration for the transaction was approximately $8.5 million which consisted of $1.7 million cash and $6.8 million of the Company's common stock and stock options.

Pro Forma Information

The following unaudited pro forma information reflects the effect of acquisitions on the consolidated results of operations of the Company had the acquisitions occurred at January 1, 1996. Future results may differ substantially from pro forma results and cannot be considered indicative of future results.

                                                                            Year Ended December 31,
                                                                          1996                1997
                                                                       (unaudited)         (unaudited)
         Physician groups revenue, net                                $  122,605,838     $   171,827,614
         Less- Amounts retained by physician groups                       43,701,877          58,001,796
                                                                      --------------     ---------------

         Management fee revenue                                       $   78,903,961     $   113,825,818
                                                                      ==============     ===============

         Net income                                                   $    2,525,608     $     5,372,738
                                                                      ==============     ===============

         Basic net earnings per share                                 $         0.29     $          0.44
                                                                      ==============     ===============

         Weighted average number of shares outstanding                     8,757,139          12,200,655
                                                                      ==============     ===============

Pro forma net income and pro forma net income per share for the year ended December 31, 1997 are lower than historical net income and net earnings per share for the same period primarily due to a higher pro forma tax rate, which assumes that all net operating loss carryforwards would have been recognized prior to 1997.

Western Medical Management Corp. Inc.

As discussed in Note 1, the Company completed its merger with Reno in March 1997, the date of the Offering. The accompanying condensed consolidated financial statements are based on the assumption that the companies were combined for the full periods presented and prior financial statements have been restated to give effect to the combination. The following unaudited information reflects the separate results of the combined entities for periods prior to the combination:


                                Three Months Ending            Twelve Months Ending           Twelve Months Ending
                                  March 31, 1997                 December 31, 1996              December 31, 1995
                               ProMedCo         Reno         ProMedCo          Reno         ProMedCo         Reno
Physician groups
    revenue, net            $  17,343,665  $   3,381,912   $  34,641,222  $  12,395,579  $    1,918,029  $  11,270,376
Less: amounts retained
    by physician groups         7,669,484      1,338,687      15,322,220      5,469,385         759,513      4,585,175
                            -------------  -------------   -------------  -------------  --------------  -------------
Management fee revenue          9,674,181      2,043,225      19,319,002      6,926,194       1,158,516      6,685,201
                            -------------  -------------   -------------  -------------  --------------  -------------
Operating expenses
    Clinic expenses             8,025,524      1,671,579      16,460,181      7,106,899       1,023,606      7,098,610
    General corporate
     expenses                     818,772         -            2,633,585         -              802,980         -
    Depreciation and
     amortization                 391,507         44,368         610,827        112,814          34,302        169,180
    Interest expense              112,666          3,283         163,714         45,760           (5030)        25,988
    Merger costs                    -              -               -            682,269           -                  -
                            -------------  -------------   -------------  -------------  --------------  -------------

                                9,348,469      1,719,230      19,868,307      7,947,742       1,855,858      7,293,778
                            -------------  -------------   -------------  -------------  --------------  -------------
Income (loss) before
    provision for income
    taxes                         325,712        323,995        (549,305)    (1,021,548)       (697,342)      (608,577)
Provision for income
    taxes                          97,714         97,198          -              -               -             (54,405)
                            -------------  -------------   -------------  -------------  --------------  -------------
Net income (loss)           $     227,998  $     226,797   $    (549,305) $  (1,021,548) $     (697,342) $    (554,172)
                            =============  =============   =============  =============  ==============  =============

4.   PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                         December 31,
                                                    1996              1997

Furniture, fixtures, and equipment              $   4,193,498    $  12,212,561
Leasehold improvements                                601,241        1,008,421
                                                -------------    -------------
                                                    4,794,739       13,220,982
Less- Accumulated depreciation                       (864,548)      (2,630,421)
                                                --------------   -------------

Property and equipment, net                     $   3,930,191    $  10,590,561
                                                =============    =============

5.   INTANGIBLE ASSETS

Intangible assets are summarized as follows:

                                                                      December 31,
                                                                 1996              1997
Service agreement rights                                      $  15,148,866    $  73,200,258
Excess of cost of acquired assets over fair value                   -              5,770,534
                                                              -------------    -------------
                                                                 15,148,866       78,970,792
Less- Accumulated amortization                                     (288,695)      (1,775,441)
                                                              --------------   --------------

Intangible assets, net                                        $  14,860,171    $  77,195,351
                                                              =============    =============

6.   LONG TERM RECEIVABLES

During 1997, the Company entered into an agreement to lend up to $42.7 million to an affiliated physician group. The loan will be funded in six advances. The first advance was made on November 15, 1997 in the amount of $3 million. The second advance was made on December 1, 1997 in the amount of $16.4 million. The next four advances of $5.825 million each will be made annually on December 1, beginning in 1998. Interest is payable to the Company monthly at an annual rate of 8.0%. The loan will be repaid in fifteen annual payments beginning on November 30, 2008. Certain assets of the affiliated physician group have been pledged as security under the loan, and the loan provides certain rights to offset against distributions under the service agreement in the event of default under the loan agreement. As of December 31, 1997, the outstanding loan totaled $19.4 million, and the Company estimates that the carrying value of this receivable approximates fair value.

During 1997 and in connection with the certain acquisitions, the Company entered into split-dollar life insurance agreements with the physicians and prior owners of the physician groups. Under these agreements, the Company purchases life insurance in the name of the individual seller. Upon the death of the individual seller, the amount of the premiums paid by the Company will be returned. In addition, these receivables are guaranteed by the individual policy holders. The total of the premiums that will be returned to the Company is $25.0 million. The $3.9 million carrying value of these receivables as of December 31, 1997, represents the present value of the premiums that will be returned to the Company based on the estimated actuarial life of the policy holders and an implied interest rate of 6.75%. The accretion of this receivable from the initial carrying value to the full premium amount is recorded as a reduction to amortization expense in the accompanying consolidated statements of operations.

In May 1997, the Company loaned $600,000 to an officer of the Company. Beginning in May 2001, the loan will be repaid in five equal annual payments plus accrued interest of 6.5%.

7.   NOTES PAYABLE, OTHER LONG TERM DEBT
     AND OBLIGATIONS UNDER CAPITAL LEASES

Notes payable are summarized as follows:

                                                                                December 31,
                                                                           1996              1997
         Borrowings under Revolving Credit Facility                    $   4,157,027    $  32,968,000
         Notespayable  to  physician  group;
              unsecured;  due  in  three  annual
              installments in April 1998, 1999, and
              2000; 9% interest payable in
              cash or options to purchase the Company's common
              stock                                                          -              8,608,602
         Notes payable to physician group; unsecured; due
              in four annual installments in December 1998,
              1999, 2000, and 2001; 5% interest payable
              annually                                                       -              1,172,000
         Note payable to physician group; unsecured; due
              in two equal installments of principal and 7%
              interest in April 1997 and 1998                                851,549          440,173
         Note payable to a bank, interest at prime plus
              1.5%, paid in February 1997                                    300,000          -
         Other notes payable                                                 427,788          175,915
                                                                       -------------    -------------
                                                                           5,736,364       43,364,690
         Less- Current portion                                            (1,151,191)      (3,676,365)
                                                                       -------------    -------------

         Notes payable, net                                            $   4,585,173    $  39,688,325
                                                                       =============    =============

The maturities of notes payable at December 31, 1997, are as follows:

              1998                           $   3,676,365
              1999                               8,210,199
              2000                               9,755,926
              2001                               6,886,600
              2002                               6,593,600
              Thereafter                         8,242,000
                                             -------------

                                             $  43,364,690
                                             =============

In connection with the issuance of notes payable to stockholders and one other party in 1995, the Company issued 150,000 warrants to purchase common stock at $2.50 per share. On June 30, 1996, the warrants were exercised in exchange for forgiveness of the notes payable.

Revolving Credit Facility

Effective July 15, 1996, the Company entered into a revolving credit agreement which was subsequently amended and restated November 13, 1997 (the "Credit
Facility"). The Credit Facility provides for a six-year commitment to fund revolving credit borrowings of up to $50.0 million for acquisitions and general working capital purposes. Beginning on April 1, 1999, the Credit Facility converts to a term loan with twenty quarterly payments equal to 5% of the outstanding balance on January 1, 1999. Under the terms of the Credit Facility, the Company paid a commitment fee of approximately $780,000 which has been capitalized in other assets in the accompanying consolidated balance sheets and amortized as an adjustment to interest expense using the effective interest method. The interest rate under the Credit Facility will be set at the Company's option and varies based on selected financial ratios, as defined, as follows:

(i) 30-day commercial paper rate of an issuer whose corporate bonds are rated "AA," plus 2.70% to 3.25%; (ii) reserve adjusted LIBOR, as defined, plus 2.70% to 3.25%; or (iii) prime rate plus 0.35% to 0.88% depending on certain debt levels. As of December 31, 1997, the effective interest rate on the Credit Facility was 8.5% based on the 30-day commercial paper rate as adjusted. The Credit Facility includes certain restrictive covenants including limitations on the payment of dividends as well as the maintenance of certain financial ratios. The Credit Facility is secured by substantially all the assets of the Company. As of December 31, 1997, the Company had $17.0 million available for acquisition purposes under the Credit Facility of which $7.3 million was also available for working capital, subject to certain conditions as defined by the agreement.

Convertible Subordinated Notes Payable

On March 29, 1996, in connection with the affiliation of two physician groups, the Company issued $1,800,274 in convertible subordinated notes. The notes bear interest at 7.0% and mature in March 2003. The notes may, at the election of the noteholders, be converted into shares of common stock at a conversion price of $9.00 per share, subject to certain limitations and automatic conversions as defined in the note agreements. During 1997, one noteholder converted $35,216 of notes into 3,912 shares of the Company's common stock.

Obligations Under Capital Leases

In connection with affiliations with physician groups and in the ordinary course of business, the Company assumed the obligation of various equipment under capital leases. As of December 31, 1997, future minimum lease payments under capital leases are as follows:

               1998                           $         749,017
               1999                                     582,706
               2000                                     424,458
               2001                                     198,685
                                              -----------------
                                                      1,954,866
Less- Portion attributable to interest                 (271,389)
                                              ------------------
Obligations under capital leases                      1,683,477
Less- Current portion                                  (609,591)
                                              ------------------
                                              $       1,073,886
                                              =================


8.   REDEEMABLE CONVERTIBLE PREFERRED STOCK,
     COMMON STOCK, AND STOCKHOLDERS' EQUITY

The Company has authorized the issuance of 70,000,000  shares of stock, of which
(a) 20,000,000 shares, par value $0.01 per share, are to be designated Preferred Stock (of which 700,000 shares are to be designated Series A Redeemable Convertible Preferred Stock), (b) 47,400,000 shares, par value $0.01 per share, are to be of a class designated Common Stock, and (c) 2,600,000 shares, par value $0.01 per share, are to be of a class designated Class B Common Stock.

During March 1997, the Company completed the initial public offering of its common stock (the "Offering"). The Offering consisted of 4,000,000 shares of common stock sold at a price of $9.00 per share. Gross and net proceeds from the Offering were $36.0 million and $33.5 million, respectively. In addition, net proceeds were reduced by approximately $1.8 million of expenses relating to the Offering.

Series A Redeemable Convertible Preferred Stock

During  1996,   the  Company  issued  500,000  shares  of  Series  A  Redeemable
Convertible Preferred Stock and warrants to purchase an additional 200,000 shares of Preferred Stock. The warrants are exercisable at

$4.50 per share and expire on December 6, 2000. Upon the completion of the Offering, the 500,000 shares of Series A Redeemable Convertible Preferred Stock were automatically converted into Common stock.

Between December 6, 1995 and the completion of the Offering, the Company was required for all shares or share equivalents of Common stock issued, excluding shares and share equivalents issued in connection with an acquisition or shares issued in connection with a redemption or conversion when the share equivalent was issued prior to December 6, 1995, to grant options to purchase shares of Common stock to Preferred Stockholders in an amount equal to their percentage ownership of the Company prior to the issuance. During 1996, options to purchase 47,230 shares of Common stock were granted to Preferred Stockholders, of which 7,743 were exercisable at prices ranging from $6.00 to $10.20 per share. During 1997 and prior to the completion of the Offering, additional options to purchase 294 shares of Common stock were granted to Preferred Stockholders with an exercise price of $12.00.

Redeemable Common Stock

In connection with an acquisition in 1995, the Company issued 165,296 shares of Redeemable Common Stock for $991,776. On the completion of the Offering, the 165,296 shares of Redeemable Common Stock were automatically converted into Common stock.

Class B Common Stock

During 1994, the Company issued 613,075 Class B units, each consisting of two shares of Class B Common Stock and a warrant to purchase 1.5756 shares of Class B Common Stock at an exercise price of $1.25 per share. The warrants are exercisable on or before June 30, 2004. The Company also granted an option to purchase 77,500 Class B units at an exercise price of $0.50 per unit. The options are fully vested and may be exercised until September 30, 2004. As of December 31, 1997, no warrants or options have been exercised. The Class B Common Stock had a liquidation preference, subordinate to the Preferred Stock, at an amount equal to $1.00 per share. Each share of Class B Common Stock was automatically converted into Common stock on the completion of the Offering.

Common Stock

During 1994, the Company issued 907,000 Common stock units, each consisting of two shares of Common stock and a warrant to purchase 1.5756 shares of Common stock at an exercise price of $1.25 per share. The warrants are exercisable on or before June 30, 2003. As of December 31, 1997, 56,686 warrants have been exercised.

Common Stock To Be Issued

In connection with acquisitions completed in 1997, common shares valued at $20,121,059 will be issued in 1998. The number of common shares to be issued and the price per share was fixed at the consummation date of the specific acquisitions in 1997.

In connection with acquisitions completed in 1996, common shares valued at $2,303,212 were issued in 1997. The number of shares to be issued and the price per share was fixed at the consummation date of the specific acquisitions in 1996 and 1995.

Stock Option Plans

The Company has reserved 1,500,000 shares of Common stock for issuance under its 1994 Stock Option Plan and 2,100,000 shares of Common stock for issuance under its 1996 Stock Option Plan (collectively the "Stock Option Plans"). Options granted under the Plans may be either incentive stock options ("ISO") or nonqualified stock options ("NQSO"). The option price per share shall not be less than the fair market value of the Company's Common stock at the date of grant. Generally, options vest over a five-year period and expire in either 2004 or 2006. As of December 31, 1997, options to purchase 1,947,729 shares remain available for grant under the Stock Option Plans.

The following table summarizes the activity in the Stock Option Plans:

                                                             Weighted-Average
                         Outstanding    Price Per Share       Exercise Price

December 31, 1994            80,000     $0.50 - $  2.50            $1.50
     Granted                546,200     $0.50 - $  6.00            $4.99
     Exercised              -                  -                     -
     Canceled              (121,000)    $3.00 - $  6.00            $3.36
                        -----------
December 31, 1995           505,200     $0.50 - $  6.00            $4.83
     Granted                805,800     $6.00 - $14.00             $7.81
     Exercised              (23,200)    $0.50 - $  6.00            $5.24
     Canceled              (223,400)    $0.50 - $  9.00            $5.89
                        -----------
December 31, 1996         1,064,400     $0.50 - $14.00             $6.85
     Granted                626,071     $6.00 - $12.00             $7.88
     Exercised               (3,100)         $6.00                 $6.00
     Canceled               (61,400)     $6.00 - $9.00             $6.67
                        -----------
December 31, 1997         1,625,971     $0.50 - $14.00             $6.71
                        ===========

Stock options available for exercise under the Stock Option Plans as of December 31, 1995, 1996, and 1997, totaled 8,000, 170,720, and 653,464, respectively.

When the Company entered into the Credit Facility in 1996 (see Note 7), the Company issued 46,875 options to purchase the Company's Common stock at $10.00 per share. These options are outstanding and exercisable.


9.   INCOME TAXES

The provision for income tax expenses for the years ended December 31, 1995, 1996 and 1997 consists of:

                                 1995             1996              1997
                            -------------     -------------    -------------
Current
     Federal                $       1,731     $     -          $   2,146,759
     State                        -                 -                125,780
Deferred
     Federal                      (56,136)          -                306,510
     State                        -                 -                 23,330
                            -------------     -------------    -------------
                            $     (54,405)    $     -          $   2,602,379
                            ==============    =============    =============

Total provision for income taxes differed from the amount computed by applying the U.S. Federal income tax rate of 35% to earnings before taxes as a result of the following:

                                                                   1995             1996              1997
                                                              -------------     -------------    -------------
         Federal tax (benefit) at statutory rate                   (365,441)         (534,090)       2,826,447
         State income taxes, net of federal income tax
                  benefit                                           (13,947)          (10,986)         422,352
         Change in valuation allowance                              360,023           571,118         (992,301)
         Amortization of nondeductible goodwill                     -                 -                209,234
         Other
                                                                    (35,040)          (26,042)         136,647
                                                              -------------     --------------    ------------
         Total provision for income taxes                     $     (54,405)    $     -           $  2,602,379
                                                              =============     ==============    ============

Deferred income tax assets (liabilities) reflect net tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability are as follows:

                                                                                December 31,
                                                                           1996              1997
         Current deferred tax assets (liabilities)
              Operating loss carryforwards                             $     493,153    $     -
              Unrealized gains on security investments                       -               (381,323)
              Non-deductible accrued expenses                                346,637          207,222
                                                                       -------------    -------------
                                                                             839,790         (174,101)
         Non-current deferred tax liabilities
              Property and equipment, principally due to
                  differences in depreciation                                -               (299,838)
              Clinic service agreements                                      -               (729,896)
              Other                                                          152,511          (74,142)
                                                                       -------------    --------------

                                                                             152,511       (1,103,876)
                                                                       -------------    --------------
         Net deferred tax asset(liability)                                   992,301       (1,277,977)
         Valuation allowance                                                (992,301)         -
                                                                       -------------    --------------
                                                                       $     -          $  (1,277,977)
                                                                       =============    ==============

10.  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure about the fair value of financial instruments for which it is practicable to estimate fair value. As of December 31, 1996 and 1997, the fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, due to physician groups and accrued expenses approximated their carrying value because of the short maturities of those financial instruments. The fair value of the Company's long term debt also approximates its carrying value since the related notes bear interest at current market rates.

The estimated fair value of the convertible subordinated notes payable to physician groups was approximately $1,800,274 and $1,985,690 as of December 31, 1996 and 1997, respectively. The carrying value of these notes was $1,800,274 and $1,765,058 as of December 31, 1996 and 1997, respectively. The estimated fair value of these convertible subordinated notes payable is based on the greater of their face value and the closing market value of the common shares into which they could have been converted at the respective balance sheet date.


11.  COMMITMENTS AND CONTINGENCIES

Leases

Operating leases generally consist of short-term leases for the office space where the physician groups are located. Lease expense of approximately $716,000, $2,740,000, and $7,086,000 for the years ended 1995, 1996 and 1997, respectively, reflect lease commitments for medical practice office space, medical practice equipment, corporate office space, and corporate equipment.

The following is a schedule of future minimum lease payments under noncancelable operating leases as of December 31, 1997.

                        1998                  $        5,929,466
                        1999                           5,428,666
                        2000                           4,906,781
                        2001                           4,150,848
                        2002                           3,649,947
                        Thereafter                    20,952,100
                                              ------------------
                                              $       45,017,808
                                              ==================

Litigation

The Company is subject to various claims and legal actions that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

Insurance

The Company and the physician groups are insured with respect to medical malpractice risks on a claims- made basis. Management is not aware of any claims against the Company or the physician groups that might have a material impact on the Company's financial position or results of operations.

Year 2000

The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. With disparate systems in place at the Company's various affiliated groups, the assessment process continues with each new affiliation. Noncompliant practice management systems could be acquired in a new affiliation, which would require system remediation or replacement. Given these issues, the Company is unable to estimate the costs of remediation or replacements that may be required. With its current strategy of replacing inadequate practice management systems, however,, the Company does not believe that Year 2000 issues will cause a conversion to be any more or less difficult than a typical system conversion. If the issues prove more significant than anticipated, or if noncompliant third-party systems "re-infect" the Company's Year 2000 compliant systems, there could be a material adverse impact on the Company's financial position, results of operations or cash flows.