Form 10-Q
period 1998-03-31
PROMEDCO MANAGEMENT CO
filed 1998-05-15
CIK 1011630

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                                    FORM 10-Q
(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly  period ended March 31, 1998

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

                                                            Outstanding at
         Class of Common Stock                              April 30, 1998
            $.01 par value                                 13,519,565 shares


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                                   INDEX

                                                                         Page
                                                                          No.

Part I. Financial Information

    Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
            March 31, 1998 and December 31, 1997                           2

        Condensed Consolidated Statements of Operations
            Three Months Ended March 31, 1998 and 1997                     3

        Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1998 and 1997                     4

        Notes to Condensed Consolidated Financial Statements               5

    Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                          14

Signatures                                                                 15

               PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             March 31, 1998          December 31,
                                                                               (Unaudited)              1997
                                                      ASSETS
Current assets:
         Cash and cash equivalents                                         $       12,140,802    $       15,760,920
         Accounts receivable, net                                                  27,980,501            22,463,689
         Management fees receivable                                                 4,414,354             1,938,464
         Due from affiliated physician groups                                       1,189,837             2,870,607
         Prepaid expenses and other current assets                                  8,062,422             6,917,675
                                                                           ------------------    ------------------
                  Total current assets                                             53,787,916            49,951,355
                                                                           ------------------    ------------------

Property and equipment, net                                                        11,031,861            10,590,561
Intangible assets, net                                                             80,358,935            77,195,351
Long term receivables                                                              23,466,293            23,915,884
Other assets                                                                        1,548,016             1,312,999
                                                                           ------------------    ------------------
                  Total assets                                             $      170,193,021    $      162,966,150
                                                                           ==================    ==================

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                  $        1,996,814    $        3,185,208
         Payable to affiliated physician groups                                     7,922,342             6,562,903
         Accrued salaries, wages and benefits                                       3,656,958             2,895,023
         Accrued expenses and other current liabilities                             9,413,032             6,014,729
         Deferred income tax liability                                                118,000               174,101
         Current maturities of notes payable                                        3,610,438             3,676,365
         Current portion of obligations under capital leases                          596,353               609,591
         Current portion of deferred purchase price                                 5,345,500             5,265,713
         Income taxes payable                                                       1,032,958             1,051,050
                                                                           ------------------    ------------------
                  Total current liabilities                                        33,692,395            29,434,683
                                                                           ------------------    ------------------

Notes payable, net of current maturities                                           42,343,313            39,688,325
Obligations under capital leases, net of current portion                              963,451             1,073,886
Deferred purchase price, net of current portion                                     5,777,423             7,318,526
Convertible subordinated notes payable                                              1,404,931             1,765,058
Deferred income tax liability                                                       1,700,788             1,103,876
Other long term liabilities                                                           741,918             1,963,059
                                                                           ------------------    ------------------
                  Total liabilities                                                86,624,219            82,347,413
                                                                           ------------------    ------------------

Stockholders' equity:
         Common stock                                                                 135,028               106,868
         Additional paid-in capital                                                77,041,283            58,946,838
         Common stock to be issued                                                  2,522,991            20,121,059
         Stockholder notes receivable                                                (369,665)             (369,665)
         Retained earnings                                                          4,239,165             1,813,637
                                                                           ------------------    ------------------
                  Total stockholders' equity                                       83,568,802            80,618,737
                                                                           ------------------    ------------------
                  Total liabilities and stockholders' equity               $      170,193,021    $      162,966,150
                                                                           ==================    ==================


  The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  1998                  1997
Physician groups revenue, net                                              $       61,179,791    $       20,725,577
Less: amounts retained by physician groups                                         20,567,338             9,008,171
                                                                           ------------------    ------------------
Management fee revenue                                                             40,612,453            11,717,406
                                                                           ------------------    ------------------

Operating expenses:
         Clinic salaries and benefits                                              13,340,225             4,639,895
         Clinic rent and lease expense                                              3,199,036             1,079,862
         Clinic supplies                                                            4,857,545             1,513,716
         Purchased medical services                                                 8,131,910               685,158
         Other clinic costs                                                         4,321,958             1,778,472
         General corporate expenses                                                 1,083,158               818,772
         Depreciation and amortization                                              1,294,260               435,875
         Interest expense                                                             472,219               115,949
                                                                           ------------------    ------------------
                                                                                   36,700,311            11,067,699
                                                                           ------------------    ------------------

Income before provision for income taxes                                            3,912,142               649,707

Provision for income taxes                                                          1,486,614               194,912
                                                                           ------------------    ------------------

Net income                                                                 $        2,425,528    $          454,795
                                                                           ==================    ==================

Net earnings per share:
         Basic                                                             $             0.18    $             0.05
                                                                           ==================    ==================
         Diluted                                                           $             0.15    $             0.04
                                                                           ==================    ==================

Weighted average number of common shares outstanding:
         Basic                                                                     13,615,887             8,669,343
                                                                           ==================    ==================
         Diluted                                                                   16,490,851            11,617,229
                                                                           ==================    ==================













  The accompanying notes are an integral part of these financial statements.

                   PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  1998                  1997
Cash flows from operating activities:
     Net income                                                            $        2,425,528    $          454,795
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities (net of effects of
         purchase transactions):
         Depreciation and amortization                                              1,294,260               435,875
         Provision for deferred income taxes                                          340,811               121,820
         Changes in assets and liabilities:
              Accounts receivable                                                  (6,266,812)             (148,679)
              Management fees receivable                                           (2,475,890)             (392,335)
              Due from affiliated physician groups                                  1,680,770              (414,258)
              Other assets                                                         (1,410,323)             (153,971)
              Accounts payable                                                     (1,188,394)             (199,447)
              Payable to physician groups                                           1,359,439               670,241
              Accrued expenses and other liabilities                                2,221,005               (53,807)
                                                                           ------------------    -------------------
Net cash provided by (used in) operating activities                                (2,019,606)              320,234
                                                                           -------------------   ------------------

Cash flows from investing activities:
     Purchases of property and equipment                                           (1,212,692)             (477,907)
     Purchases of clinic assets, net of cash                                       (3,648,493)           (1,189,144)
                                                                           -------------------   -------------------
Net cash used in investing activities                                              (4,861,185)           (1,667,051)
                                                                           -------------------   -------------------

Cash flows from financing activities:
     Borrowings under long-term debt                                                2,625,000             2,076,242
     Payments on long-term debt                                                       (36,075)           (2,299,382)
     Payments on capital lease obligations                                           (123,673)             (132,346)
     Proceeds from issuance of common stock, net                                      795,421            33,363,110
                                                                           ------------------    ------------------
Net cash provided by financing activities                                           3,260,673            33,007,624
                                                                           ------------------    ------------------

Increase (decrease) in cash and cash equivalents                                   (3,620,118)           31,660,807

Cash and cash equivalents, beginning of period                                     15,760,920             1,633,534
                                                                           ------------------    ------------------

Cash and cash equivalents, end of period                                   $       12,140,802    $       33,294,341
                                                                           ==================    ==================
Supplemental disclosure of cash flow information
     Cash paid during the period for -
         Interest expense                                                  $          917,723    $          221,743
         Income taxes                                                      $          951,700    $           71,518



  The accompanying notes are an integral part of these financial statements.

                   PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.       SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation/Principles of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures herein are adequate to prevent the information presented from being misleading. The foregoing financial information, not audited by independent public accountants, reflects, in the opinion of the Company, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of the operations for the entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior period amounts have been reclassified to conform with the 1998 presentation.

In March 1997, the Company completed its merger with Western Medical Management Corp., Inc. ("Reno"), a physician management company. This transaction has been accounted for as a pooling of interests, as defined by APB No. 16, "Business Combinations." The accompanying financial statements are based on the assumption that the companies were combined for the full periods presented and prior financial statements have been restated to give effect to the combination.

Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Common stock to be issued is assumed to be common stock outstanding and is included in the weighted average number of common shares outstanding for the basic EPS calculation. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury method to the extent that these securities are not anti-dilutive.

Management Fee Revenue

Management fee revenue represents physician groups revenue less amounts retained by physician groups. The amounts retained by physician groups (80-85% of the physician groups' operating income) represents amounts paid to the physicians pursuant to the service agreements between the Company and the physician groups. Under the service agreements, the Company provides each physician group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group.

The Company's management fee revenues are dependent upon the operating income of the physician groups. As discussed previously, the physician groups retain a fixed percentage (typically 80-85%) of physician group operating income. Physician group operating income is defined in the service agreements as the physician group's net medical revenue less certain contractually agreed-upon clinic expenses, including non-physician clinic salaries and benefits, rent, insurance, interest and other direct clinic expenses. The amount of the physician groups revenue retained and paid to the physician group primarily consists of the cost of the affiliated services. The remaining amount of the physician groups operating income (typically 15-20%) and an amount equal to 100% of the clinic expenses are reflected as management fee revenue earned by the Company. Other revenue represents fees from management consulting, supplemental implementation services and other miscellaneous revenues:

                                                                                 Three Months Ended March 31,
                                                                                  1998                  1997
         Component based upon percentage of physician groups
              operating income                                             $        4,830,520    $        1,589,677
         Reimbursement of clinic expenses                                          31,904,683             9,927,729
         Revenue from non-affiliated physician groups                               2,377,250                -
         Other revenue                                                              1,500,000               200,000
                                                                           ------------------    ------------------
         Management fee revenue                                            $       40,612,453    $       11,717,406
                                                                           ==================    ==================


2.       ACQUISITIONS:

Through March 31, 1998 and during 1997, the Company, through its wholly owned subsidiaries, acquired certain operating assets of the following medical clinics:

                    Physician Group                     Effective Date                      Location
1997:    Naples Medical Center                       March 1, 1997                      Naples, FL
         Abilene Diagnostic Clinic                   June 1, 1997 (a)                   Abilene, TX
         Intercoastal Medical Group                  August 1, 1997                     Sarasota, FL
         Beacon Medical Group                        October 1, 1997 (b)                Harrisburg, PA
         Cowley Medical Associates (c)               November 1, 1997                   Harrisburg, PA
         Thomas-Spann Clinic                         December 1, 1997                   Corpus Christi, TX
         HealthStar, Inc.                            December 1, 1997                   Knoxville, TN

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

Purchase price allocations to tangible assets acquired and liabilities assumed are based on the estimated fair values at the dates of acquisitions and are subject to final revisions. Simultaneous with each acquisition, the Company entered into a long-term service agreement with the related physician group. The service agreements are 40 years in length.

In addition to the medical clinics acquired, the Company, completed its acquisition of Health Plans, Inc., in December 1997 and renamed the company PMC Medical Management, Inc. ("PMC"). PMC provides a full range of managed care services to capitated providers, including clinical quality assessment, credentialing, claims processing and payment, referral and utilization management, and case management.

The  following   unaudited  pro  forma   information   reflects  the  effect  of
acquisitions of medical clinics and PMC on the consolidated results of operations of the Company had the acquisitions occurred at January 1, 1997. Future results may differ substantially from pro forma results and cannot be considered indicative of future results.

                                                                                 Three Months Ended March 31,
                                                                                  1998                  1997
         Physician groups revenue, net                                     $       61,179,791    $       37,025,274
         Less: amounts retained by physician groups                                20,567,338            14,128,813
                                                                           ------------------    ------------------
         Management fee revenue                                            $       40,612,453    $       22,896,461
                                                                           ==================    ==================

         Net income                                                        $        2,425,528    $          807,787
                                                                           ==================    ==================

         Net earnings per share
                  Basic                                                    $             0.18    $             0.08
                                                                           ==================    ==================
                  Diluted                                                  $             0.15    $             0.06
                                                                           ==================    ==================

         Weighted average number of common shares outstanding
                  Basic                                                            13,615,887            10,307,089
                                                                           ==================    ==================
                  Diluted                                                          16,490,851            13,254,975
                                                                           ==================    ==================


3.       LONG-TERM DEBT:

Long-term debt is summarized as follows:

                                                                                March 31,           December 31,
                                                                                  1998                  1997
         Borrowings under bank credit facility                             $       35,593,000    $       32,968,000
         Note payable issued to physician groups                                   10,220,775            10,220,775
         Other long-term debt                                                         139,976               175,915
                                                                           ------------------    ------------------
                                                                                   45,953,751            43,364,690
         Less current maturities                                                   (3,610,438)           (3,676,365)
                                                                           -------------------   -------------------
         Long-term debt, net of current maturities                         $       42,343,313    $       39,688,325
                                                                           ==================    ==================

4.       SUPPLEMENTAL CASH FLOW INFORMATION:

In March 1998, an officer of the Company surrendered 43,693 warrants in full payment of the $600,000 outstanding note balance and $30,875 of accrued interest receivable.

In March 1998, the Company converted $359,991 of convertible subordinated notes payable to a physician group into 39,999 shares of the Company's common stock.


5.       SUPPLEMENTAL NET EARNINGS PER SHARE DATA:

In May 1998, the Company completed a public offer of 6,000,000 shares of common stock at a price of $11.00 per share, and in March 1997 the Company sold 4,000,000 shares of common stock at a price of $9.00 in a registration statement (collectively the "Offerings"). The unaudited supplemental earnings per share data has been calculated assuming the Offerings occurred as of the beginning of each respective period.

                                                   Three Months Ended March 31,
                                                  1998                  1997
    Supplemental net earnings per share
         Basic                                 $     0.12            $     0.03
         Diluted                               $     0.11            $     0.02

    Supplemental weighted average number
      of common shares outstanding
        Basic                                  19,615,887            17,869,343
                                               ==========            ==========
        Diluted                                22,490,851            20,817,229
                                               ==========            ==========


6.       SUBSEQUENT EVENT:

On April 17, 1998, the Company, through a wholly owned subsidiary, acquired all of the outstanding stock of Berkshire Physicians & Surgeons, P.C., a Massachusetts professional corporation ("Berkshire"). The Company had previously entered into an interim service agreement with Berkshire effective February 1, 1998. Concurrent with the acquisition, the Company entered into a long-term service agreement (the "Service Agreement") with Berkshire. Berkshire is a multi-specialty physician group based in Pittsfield, Massachusetts, comprised of 79 physicians, 15 mid-level providers and 15 physicians in an independent practice association network. The total consideration for the transaction was approximately $29.5 million, which consisted of a $16.1 million of cash, $7.6 of convertible subordinated notes and $5.8 million of the Company's common stock (to be issued in 1999). The cash portion of the purchase price was funded with borrowings from the Company's revolving credit facility. The acquisition will be accounted for using the purchase method of accounting.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

ProMedCo Management Company, ("ProMedCo" or the "Company") a Delaware corporation, is a physician practice management company that consolidates its affiliated physician groups into primary-care-driven multi-specialty networks. ProMedCo commenced operations in December 1994 and affiliated with its initial physician group in June 1995. The Company's rapid growth since June 1995 has resulted primarily from its affiliation with additional physician groups. The Company currently is affiliated with multi-specialty physician groups in 11 states, comprised of 440 physicians and 115 mid-level providers (primarily physician assistants and nurse practitioners), and is associated with 540 physicians in independent practice associations ("IPA") networks. The Company also provides a full range of managed care services to capitated providers, including clinical quality assessment, credentialing, claims processing and payment, referral and utilization management, and case management. The Company is currently providing such services to the Company's associated IPAs and to those of its affiliated groups that have entered into capitation arrangements, together covering over 100,000 managed care capitated lives.

When affiliating with a physician group, the Company generally acquires at fair market value the group's non-real estate operating assets and enters into a 40-year service agreement with the group in exchange for a combination of common stock, cash, other securities of the Company, and/or the assumption of certain liabilities. Under the service agreement, the Company receives a fixed percentage (typically 15-20%) of the physician groups' operating income (as defined) and shares between 25% and 50% of the group's surplus or deficit under risk-sharing arrangements pursuant to capitated managed care contracts. Although the group's physicians retain full control over the practice of medicine, ProMedCo manages all day-to-day operations other than the provision of medical services. The Company is continually seeking additional physician groups with which to affiliate and is currently engaged in negotiations with several such groups.

ProMedCo focuses on pre-managed care secondary markets located principally outside of or adjacent to large metropolitan areas. The key elements of the Company's strategy are to (i) continue to penetrate pre-managed-care markets;
(ii) affiliate with primary-care-oriented multi-specialty groups; (iii) expand its affiliated groups' market presence through addition of physicians and selected ancillary services; (iv) optimize managed care opportunities for its groups; and (v) align the Company's economic interests with those of its physician partners.

Results of Operations

The Company commenced operations in December 1994 and affiliated with its first physician group in June 1995 and its second group in December 1995. The Company entered into affiliations with five additional groups in 1996, seven additional groups during 1997, and one additional group in the first quarter of 1998. Changes in results of operations were caused primarily by affiliations with these additional physician groups.

The following table sets forth the percentages of physician groups revenue represented by certain items reflected in the Company's condensed consolidated statements of operations.

                                                 Three Months Ended March 31,
                                                  1998                  1997
Physician groups revenue, net                     100.0%                100.0%
Less: amounts retained by physician groups         33.6                  43.5
                                               --------               -------
Management fee revenue                             66.4                  56.5
Operating expenses:
         Clinic salaries and benefits              21.8                  22.4
         Clinic rent and lease expense              5.2                   5.2
         Clinic supplies                            7.9                   7.3
         Purchased medical services                13.3                   3.3
         Other clinic costs                         7.1                   8.6
         General corporate expenses                 1.8                   4.0
         Depreciation and amortization              2.1                   2.1
         Interest expense                           0.8                   0.5
                                               --------               -------
Income before provision for income taxes            6.4%                  3.1%
Provision for income taxes                          2.4                   0.9
                                               --------               -------
Net income                                          4.0%                  2.2%
                                               ========               =======

Physician groups revenue increased by 195% to $61.2 million for the quarter ended March 31, 1998, from $20.7 million for the quarter ended March 31, 1997. Approximately 80% of this growth in physician groups revenue is attributable to new affiliations since March 31, 1997, with the balance coming from increases in revenues from affiliated physician groups in place prior to March 31, 1997 and from an increase in other revenues.

Amounts retained by physician groups as a percentage of physician groups revenue increased by 128% to $20.6 million for the quarter ended March 31, 1998, from $9.0 million for the quarter ended March 31, 1997. This increase resulted primarily from new affiliations. As a percentage of physician groups revenue, amounts retained by physician groups declined to 33.6% for the quarter ended March 31, 1998, compared to 43.5% for the quarter ended March 31, 1997. This decline resulted primarily from an increase in revenues from capitation contracts, which generate more aggregate dollars to affiliated physician groups, but less as a percentage of physician groups revenue (primarily due to the purchase of medical services not provided by the physician group), and from the increase in other revenues noted above.

Overall clinic costs, including purchased medical services, as a percentage of physician groups revenue increased to 55.3% for the quarter ended March 31, 1998, compared to 46.8% for the quarter ended March 31, 1997. Purchased medical services created the largest increase as a percentage of physician groups revenue, increasing to 13.3% in the quarter ended March 31, 1998 compared to 3.3% in the quarter ended March 31, 1997. This increase is directly related to the increase in full professional and global capitation revenues.

General corporate expenses as a percentage of physician groups revenue declined to 1.8% for the quarter ended March 31, 1998, compared to 4.0% for the quarter ended March 31, 1997. While theses costs declined as a percentage of physician groups revenue, the amount of general corporate expenses increased 32.3% to $1.1 million for the quarter ended March 31, 1998 from $0.8 million for the quarter ended March 31, 1997. This increase in expenses was expected as the Company continued to add management and technology infrastructure.

Depreciation and amortization as a percentage of physician groups revenue remained consistent at 2.1% for both the quarters ended March 31, 1998, and 1997.

Net interest expense as a percentage of physician groups revenue increased to 0.8% for the quarter ended March 31, 1998, compared to 0.5% for the quarter ended March 31, 1997. This increase is directly related to the increase in long term debt relating to the affiliation with additional physician groups.

Provision for income taxes reflects an effective rate of 38%, the Company's estimated effective rate for all of 1998.

Liquidity and Capital Resources

At March 31, 1998, the Company had working capital of $20.1 million, compared to $20.5 million at December 31, 1997. Cash used in operations for the quarter ended March 31, 1998 was $2.0 million. This is primarily attributable to an overall increase in accounts receivable resulting from the Company's growth in revenues. Net accounts receivable of $28.0 million at March 31, 1998 amounted to 42 days of net physician groups revenue (excluding other revenues) for the first quarter of 1998, compared to 41 days for the fourth quarter of 1997. Net income combined with depreciation and amortization, deferred taxes, and in due from affiliated physician groups and an increase in amounts payable to affiliated physician groups and accrued expenses and other liabilities provide $9.3 million in cash flows. This was offset by uses of cash of $11.3 million resulting from increases in accounts receivable, management fees receivable, and other assets and decreases in accounts payable.

The Company had aggregate cash expenditures for purchases of clinic assets of $3.6 million for the quarter ended March 31, 1998. This amount relates primarily to deferred payments associated with previously completed acquisitions. Capital expenditures amounted to $1.2 million for the quarter ended March 31, 1998. Although each of the Company's service agreements with its affiliated physician groups requires the Company to provide capital for equipment, expansion, additional physicians and other major expenditures, no specific amount has been committed in advance. Capital expenditures are made based partially upon the availability of funds, the sources of funds, alternative projects and an acceptable repayment period.

In April 1998, the Company completed an expansion of its Credit Facility from $50 million to $70 million. The Credit Facility provides for working capital and acquisition financing, subject to certain restrictions. The interest rate is, at the Company's option, either the adjusted 30-day commercial paper rate, one month LIBOR plus 2.31% to 3.25%, or the bank's prime rate plus 0.25% to 1.13%, depending on certain debt levels. The Credit Facility, which expires January 2, 2004, contains certain restrictive covenants, including prohibitions on paying dividends, limitations on capital expenditures and maintenance of minimum net worth and certain financial ratios. At March 31, 1998, outstanding borrowings against the Credit Facility were $35.6 million and the current effective interest rate was 8.46%.

On April 17, 1998, the Company, through a wholly owned subsidiary, acquired all of the outstanding stock of Berkshire Physicians & Surgeons, P.C., a Massachusetts professional corporation ("Berkshire"). Concurrent with the acquisition, the Company entered into a long-term service agreement (the "Service Agreement") with Berkshire. Berkshire is a multi-specialty physician group based in Pittsfield, Massachusetts, comprised of 79 physicians, 15 mid-level providers and 15 physicians in an independent practice association network. The total consideration for the transaction was approximately $29.5 million, which consisted of a $16.1 million of cash, $7.6 of convertible subordinated notes and $5.8 million of the Company's common stock (to be issued in 1999). The cash portion of the purchase price was funded with borrowings from the Company's revolving credit facility. The acquisition will be accounted for using the purchase method of accounting.

In May 1998, the Company completed a public offering of 6,000,000 shares of its common stock at a price of $11.00 per share. Proceeds of $62.7 million, net of underwriters' discount and expenses of the offering were used primarily to pay down outstanding borrowings under the Credit Facility.

The Company had cash and cash equivalents of $12.1 million at March 31, 1998. In addition to this, the Company's principal sources of liquidity are accounts receivable of $28.0 million at March 31, 1998 and availability under the working capital portion of the bank line of credit of $7.3 million. The Company believes that the combination of these sources will be sufficient to meet the Company's working capital needs for the next twelve months. The Company's future acquisition, expansion and capital expenditure programs will require substantial amounts of capital resources. To meet the capital needs of these programs, the Company will continue to evaluate alternative sources of financing, including short- and long-term bank indebtedness, additional equity and other forms of financing, the availability and terms of which will depend upon market and other conditions. There can be no assurance that additional financing will be available on terms acceptable to the Company.

Forward-Looking Statements

This report includes certain forward-looking statements about anticipated results, including statements as to operating results, liquidity and capital resources, and negotiations with and acquisitions of additional physician groups. Such forward-looking statements are based upon internal estimates which are subject to change because they reflect preliminary information and management assumptions, and a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. The factors which could cause actual results or outcomes to differ from such expectations include the extent of the Company's success in (i) consummating affiliations with addition physician groups; (ii) negotiating managed care contracts and managing the medical risk assumed thereunder, (iii) obtaining additional financing upon terms acceptable to the Company, and (iv) negotiating favorable reimbursement rates with third-party payors, along with the uncertainties and other factors described herein and in the Company's public filings and reports.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  11       Computation of Per Share Earnings

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  On May 1, 1998, the Company filed a report on Form 8-K reporting an affiliation with a physician group in Berkshire, Massachusetts, pursuant to Item 2. of Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                                                 Title                                  Date


/s/ H. WAYNE POSEY
H. Wayne Posey                                  President, Chief Executive                  May 15, 1998
                                                Officer, and Director
                                                (Chief Executive Officer)

/s/ ROBERT D. SMITH
Robert D. Smith                                 Vice President - Finance                    May 15, 1998
                                                (Chief Accounting Officer)


