Form 10-Q
period 1998-06-30
PROMEDCO MANAGEMENT CO
filed 1998-08-14
CIK 1011630

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                                    FORM 10-Q
(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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

                                                     Outstanding at
      Class of Common Stock                          July 31, 1998
      $.01 par value                              20,837,949 shares


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                                    INDEX

                                                                           Page
                                                                            No.

Part I. Financial Information

  Item 1. Financial Statements

           Condensed Consolidated Balance Sheets
               June 30, 1998 and December 31, 1997                          2

           Condensed Consolidated Statements of Operations
               Three Months and Six Months Ended June 30, 1998 and 1997     3

           Condensed Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1998 and 1997                      4

           Notes to Condensed Consolidated Financial Statements             5

  Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                           10

Part II. Other Information

  Item 2. Changes in Securities and Use of Proceeds                        16

  Item 4. Submission of Matters to a Vote of Security Holders              16

  Item 6. Exhibits and Reports on Form 8-K                                 16

Signatures                                                                 17

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              June 30, 1998         December 31,
                                                                               (Unaudited)              1997
                                    ASSETS
Current assets:
         Cash and cash equivalents                                         $       18,472,624    $       15,760,920
         Accounts receivable, net                                                  37,273,636            22,463,689
         Management fees receivable                                                 8,511,624             1,938,464
         Due from affiliated physician groups                                       1,521,289             2,870,607
         Deferred income tax asset                                                    370,200                -
         Prepaid expenses and other current assets                                  9,214,029             6,917,675
                                                                           ------------------    ------------------
                  Total current assets                                             75,363,402            49,951,355
                                                                           ------------------    ------------------

Property and equipment, net                                                        13,775,155            10,590,561
Intangible assets, net                                                            112,010,237            77,195,351
Long-term receivables                                                              23,546,548            23,915,884
Other assets                                                                        2,517,765             1,312,999
                                                                           ------------------    ------------------
                  Total assets                                             $      227,213,107    $      162,966,150
                                                                           ==================    ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                  $        6,916,218    $        3,185,208
         Payable to affiliated physician groups                                     6,332,253             6,562,903
         Accrued salaries, wages and benefits                                       4,724,176             2,895,023
         Accrued expenses and other current liabilities                            10,387,514             6,014,729
         Deferred income tax liability                                                 -                    174,101
         Current maturities of notes payable                                        3,252,154             3,676,365
         Current portion of obligations under capital leases                          574,416               609,591
         Current portion of deferred purchase price                                 3,872,544             5,265,713
         Income taxes payable                                                         732,108             1,051,050
                                                                           ------------------    ------------------
                  Total current liabilities                                        36,791,383            29,434,683
                                                                           ------------------    ------------------

Notes payable, net of current maturities                                            8,835,242            39,688,325
Obligations under capital leases, net of current portion                              923,560             1,073,886
Deferred purchase price, net of current portion                                     5,073,924             7,318,526
Convertible subordinated notes payable                                              8,801,741             1,765,058
Deferred income tax liability                                                         229,373             1,103,876
Other long-term liabilities                                                         1,433,412             1,963,059
                                                                           ------------------    ------------------
                  Total liabilities                                                62,088,635            82,347,413
                                                                           ------------------    ------------------

Stockholders' equity:
         Common stock                                                                 206,339               106,868
         Additional paid-in capital                                               150,891,996            58,946,838
         Common stock to be issued                                                  7,108,060            20,121,059
         Stockholder notes receivable                                                (369,665)             (369,665)
         Retained earnings                                                          7,287,742             1,813,637
                                                                           ------------------    ------------------
                  Total stockholders' equity                                      165,124,472            80,618,737
                                                                           ------------------    ------------------
                  Total liabilities and stockholders' equity               $      227,213,107    $      162,966,150
                                                                           ==================    ==================

The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                   -------------------------------  --------------------------------
                                                         1998            1997             1998             1997
                                                   --------------  ---------------  ---------------  ---------------
Physician groups revenue, net                      $   73,061,817  $    25,732,048  $   134,241,608  $    46,457,625
Less: amounts retained by physician groups             21,068,005       10,532,177       41,635,343       19,540,348
                                                   --------------  ---------------  ---------------  ---------------
Management fee revenue                                 51,993,812       15,199,871       92,606,265       26,917,277
                                                   --------------  ---------------  ---------------  ---------------

Operating expenses:
         Clinic salaries and benefits                  17,715,045        5,926,457       31,055,270       10,566,352
         Clinic rent and lease expense                  3,861,977        1,429,063        7,061,013        2,508,925
         Clinic supplies                                6,337,031        1,962,366       11,194,576        3,476,082
         Purchased medical services                    10,656,091          780,510       18,788,001        1,465,668
         Other clinic costs                             5,636,433        2,154,875        9,958,391        3,933,347
         General corporate expenses                     1,291,480          823,533        2,374,638        1,642,305
         Depreciation and amortization                  1,749,005          602,552        3,043,265        1,038,427
         Interest (income) expense                       (170,309)           1,148          301,910          117,097
                                                   --------------- ---------------  ---------------  ---------------
                                                       47,076,753       13,680,504       83,777,064       24,748,203
                                                   --------------  ---------------  ---------------  ---------------

Income before provision for income taxes                4,917,059        1,519,367        8,829,201        2,169,074

Provision for income taxes                              1,868,482          412,429        3,355,096          607,341
                                                   --------------  ---------------  ---------------  ---------------

Net income                                         $    3,048,577  $     1,106,938  $     5,474,105  $     1,561,733
                                                   ==============  ===============  ===============  ===============

Net earnings per share:
         Basic                                     $         0.17  $          0.09  $          0.35  $          0.15
                                                   ==============  ===============  ===============  ===============
         Diluted                                   $         0.15  $          0.08  $          0.30  $          0.12
                                                   ==============  ===============  ===============  ===============

Weighted average number of common shares outstanding:
         Basic                                         17,841,121       12,031,726       15,783,673       10,440,151
                                                   ==============  ===============  ===============  ===============
         Diluted                                       20,554,789       14,704,421       18,510,677       13,133,900
                                                   ==============  ===============  ===============  ===============











  The accompanying notes are an integral part of these financial statements.

                    PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                           ----------------------------------------
                                                                                     1998                  1997
                                                                           ------------------    ------------------
Cash flows from operating activities:
     Net income                                                            $        5,474,105    $        1,561,733
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities (net of effects of
         purchase transactions):
         Depreciation and amortization                                              3,043,265             1,014,788
         Provision for deferred income taxes                                          582,196               390,058
         Changes in assets and liabilities:
              Accounts receivable                                                  (9,923,001)              615,343
              Management fees receivable                                           (5,283,073)           (1,087,407)
              Due from affiliated physician groups                                  1,349,318            (2,358,986)
              Other assets                                                         (1,883,265)             (941,353)
              Accounts payable                                                     (1,209,762)             (205,356)
              Payable to physician groups                                            (230,650)            1,914,563
              Accrued expenses and other liabilities                                1,251,487              (122,430)
                                                                           ------------------    -------------------
Net cash provided by (used in) operating activities                                (6,829,380)              780,953
                                                                           -------------------   ------------------

Cash flows from investing activities:
     Purchases of property and equipment                                           (2,136,100)           (1,111,146)
     Purchases of clinic assets, net of cash                                      (29,648,066)          (13,166,514)
                                                                           -------------------   -------------------
Net cash used in investing activities                                             (31,784,166)          (14,277,660)
                                                                           -------------------   -------------------

Cash flows from financing activities:
     Borrowings under long-term debt                                               32,020,236             2,076,242
     Payments on long-term debt                                                   (63,235,838)           (2,857,590)
     Payments on capital lease obligations                                           (247,329)             (206,997)
     Proceeds from issuance of common stock, net                                   72,788,181            32,913,035
     Purchase and retirement of treasury stock                                         -                   (348,363)
                                                                           ------------------    -------------------
Net cash provided by financing activities                                          41,325,250            31,576,327
                                                                           ------------------    ------------------

Increase in cash and cash equivalents                                               2,711,704            18,079,620

Cash and cash equivalents, beginning of period                                     15,760,920             1,633,534
                                                                           ------------------    ------------------

Cash and cash equivalents, end of period                                   $       18,472,624    $       19,713,154
                                                                           ==================    ==================

Supplemental disclosure of cash flow information
     Cash paid (received) during the period for -
         Interest expense                                                  $        1,780,970    $          404,571
         Income taxes                                                      $        2,639,742    $          (60,434)

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

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                   -------------------------------  -------------------------------
                                                         1998            1997             1998            1997
                                                   --------------  ---------------  -------------   ---------------
         Component based upon physician groups
              operating income                     $    5,668,581  $     1,858,620  $   10,654,746  $     3,448,297
         Reimbursement of clinic expenses              44,800,231       12,741,251      78,926,519       22,668,980
         Other revenue                                  1,525,000          600,000       3,025,000          800,000
                                                   --------------  ---------------  --------------  ---------------
         Management fee revenue                    $   51,993,812  $    15,199,871  $   92,606,265  $    26,917,277


2.       ACQUISITIONS:

Through June 30, 1998 and during 1997, the Company, through its wholly owned subsidiaries, acquired certain operating assets of the following medical clinics:

                    Physician Group                     Effective Date                      Location
1998:    Berkshire Physicians & Surgeons             April 1, 1998 (a)                  Pittsfield, MA
         Primary Medical Physicians                  May 1, 1998                        Midland, TX
         Shah Associates                             May 1, 1998 (b)                    Hollywood, MD
         Medical Associates of Pinellas              May 1, 1998 (b)                    Clearwater, FL
         Prime Medical Associates (c)                June 1, 1998                       Hudson, NY

1997:    Naples Medical Center                       March 1, 1997                      Naples, FL
         Abilene Diagnostic Clinic                   June 1, 1997 (d)                   Abilene, TX
         Intercoastal Medical Group                  August 1, 1997                     Sarasota, FL
         Beacon Medical Group                        October 1, 1997 (e)                Harrisburg, PA
         Cowley Medical Associates (f)               November 1, 1997                   Harrisburg, PA
         Thomas-Spann Clinic                         December 1, 1997                   Corpus Christi, TX
         HealthStar, Inc.                            December 1, 1997                   Knoxville, TN

(a) Berkshire Physicians and Surgeons was operated by the Company under an interim service agreement effective February 1, 1998. The Company completed its acquisition in April 1998, and entered into a long-term service agreement with the physician group effective April 1, 1998.

(b) Shah Associates and Medical Associates of Pinellas are currently operated under interim service agreements. The Company expects to complete the acquisitions and enter into a long-term service agreement with each physician group in the third quarter of 1998.

(c) Prime Medical Associates merged with Berkshire Physicians & Surgeons in July 1998.

(d) Abilene Diagnostic Clinic was operated by the Company under an interim service agreement effective December 1, 1995. The Company completed its acquisition of certain operating assets on June 5, 1997, and entered into a long-term service agreement with the physician group effective June 1, 1997.

(e) Beacon Medical Group was operated by the Company under an interim service agreement effective April 1, 1997. The Company completed its acquisition of certain operating assets on October 1, 1997, and entered into a long-term service agreement with the physician group effective on that date.

(f)  Cowley  Medical  Associates  merged with Beacon  Medical  Group in December
     1997.

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

In addition to the medical clinics acquired, the Company completed its acquisition of Health Plans, Inc. in December 1997 and renamed the company PMC Medical Management, Inc. ("PMC"). PMC provides a full range of managed care services to capitated providers, including clinical quality assessment, credentialing, claims processing and payment, referral and utilization management, and case management.

The  following   unaudited  pro  forma   information   reflects  the  effect  of
acquisitions of medical clinics and PMC on the consolidated results of operations of the Company assuming that the acquisitions occurred at January 1, 1997. Future results may differ substantially from pro forma results and cannot be considered indicative of future results.

                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                 -----------------------------   -----------------------------------
                                                      1998             1997            1998              1997
                                                 --------------  ---------------  ---------------  -----------------
         Physician groups revenue, net           $   74,547,741  $    48,504,703  $   139,171,572  $      96,572,542
         Less: amounts retained by physician
              groups                                 21,648,972       16,360,089       42,905,207         32,119,830
                                                 --------------  ---------------  ---------------  -----------------
         Management fee revenue                  $   52,898,769  $    32,144,614  $    96,266,365  $      64,452,712
                                                 ==============  ===============  ===============  =================
         Net income                              $    3,139,138  $     1,461,765  $     5,476,225  $       2,336,368
                                                 ==============  ===============  ===============  =================
         Net earnings per share
              Basic                              $         0.18  $          0.12  $          0.34  $            0.22
                                                 ==============  ===============  ===============  =================
              Diluted                            $         0.15  $          0.10  $          0.29  $            0.17
                                                 ==============  ===============  ===============  =================

         Weighted average number of common
              shares outstanding
              Basic                                  17,841,121       12,426,163       15,980,892         10,834,588
                                                 ==============  ===============  ===============  =================
              Diluted                                20,554,789       15,098,858       18,707,896         13,528,337
                                                 ==============  ===============  ===============  =================


3.       LONG-TERM DEBT:

Long-term debt is summarized as follows:

                                                                                June 30,            December 31,
                                                                                  1998                  1997
         Borrowings under bank credit facility                             $        4,988,236    $       32,968,000
         Notes payable issued to physician groups                                   6,910,964            10,220,775
         Other long-term debt                                                         188,196               175,915
                                                                           ------------------    ------------------
                                                                                   12,087,396            43,364,690
         Less current maturities                                                   (3,252,154)           (3,676,365)
                                                                           -------------------   -------------------
         Long-term debt, net of current maturities                         $        8,835,242    $       39,688,325
                                                                           ==================    ==================

In connection with the affiliation with Berkshire Physicians & Surgeons in Pittsfield, MA, the Company issued convertible subordinated notes totaling $7.6 million. The notes accrue interest at the rate of 4 3/4% paid annually on March 31 and can be converted into shares of the Company's common stock any time after April 17, 1999 and prior to March 31, 2005 at a conversion price of $15.35, subject to adjustment under the note agreements.

4.       SUPPLEMENTAL CASH FLOW INFORMATION:

In March 1998, an officer of the Company surrendered 43,693 warrants in full payment of the $600,000 outstanding note balance and $30,875 of accrued interest receivable.

In March and April 1998, the Company converted $359,991 and $324,774 of convertible subordinated notes payable to a physician group into 39,999 and 36,094 shares of the Company's common stock, respectively.


5.       SUPPLEMENTAL NET EARNINGS PER SHARE DATA:

In May 1998, the Company completed a public offering of 6,900,000 shares of common stock at a price of $11.00 per share, and in March 1997 the Company sold 4,000,000 shares of common stock at a price of $9.00 in a public offering (collectively the "Offerings"). The unaudited supplemental earnings per share data has been calculated assuming the Offerings occurred as of the beginning of each respective period.

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                          1998           1997           1998            1997
                                                     -------------   -------------  -------------  -------------
         Supplemental net earnings per share
              Basic                                  $        0.14   $        0.06  $        0.26  $        0.08
                                                     =============   =============  =============  =============
              Diluted                                $        0.13   $        0.05  $        0.23  $        0.07
                                                     =============   =============  =============  =============

         Supplemental weighted average number of
              common shares outstanding
              Basic                                     21,048,814      18,931,726     20,827,319     18,931,311
                                                     =============   =============  =============  =============
              Diluted                                   23,762,482      21,604,421     23,554,323     21,625,060
                                                     =============   =============  =============  =============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

ProMedCo Management Company, ("ProMedCo" or the "Company") a Delaware corporation, is a physician practice management company that consolidates its affiliated physician groups into primary-care-driven multi-specialty networks. ProMedCo commenced operations in December 1994 and affiliated with its initial physician group in June 1995. The Company's rapid growth since June 1995 has resulted primarily from its affiliation with additional physician groups. The Company currently is affiliated with multi-specialty physician groups in 13 states, comprised of 590 physicians and 130 mid-level providers (primarily physician assistants and nurse practitioners), and is associated with 580 physicians in independent practice association ("IPA") networks. The Company also provides a full range of managed care services to capitated providers, including clinical quality assessment, credentialing, claims processing and payment, referral and utilization management, and case management. The Company is currently providing such services to the Company's associated IPAs and to those of its affiliated groups that have entered into capitation arrangements, together covering approximately 100,000 managed care capitated lives.

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

ProMedCo focuses on pre-managed care secondary markets located principally outside of or adjacent to large metropolitan areas. The key elements of the Company's strategy are to (i) continue to penetrate pre-managed-care markets;
(ii) affiliate with primary-care-oriented multi-specialty groups; (iii) expand its affiliated groups' market presence through the addition of physicians and selected ancillary services; (iv) optimize managed care opportunities for its groups; and (v) align the Company's economic interests with those of its physician partners.

Results of Operations

The Company commenced operations in December 1994 and affiliated with its first physician group in June 1995 and its second group in December 1995. The Company entered into affiliations with five additional groups in 1996, seven additional groups during 1997, and five additional groups in the first six months of 1998. Changes in results of operations were caused primarily by affiliations with these additional physician groups.

The following table sets forth the percentages of physician groups revenue represented by certain items reflected in the Company's condensed consolidated statements of operations.

                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                     -----------------------------  -------------------------------
                                                          1998           1997             1998            1997
                                                     -------------   -------------  ---------------  --------------
Physician groups revenue, net                            100.0%         100.0%         100.0%            100.0%
Less: amounts retained by physician groups                28.8           40.9           31.0              42.1
                                                       -------         ------         ------            ------
Management fee revenue                                    71.2           59.1           69.0              57.9
                                                       -------         ------         ------            ------
Operating expenses:
         Clinic salaries and benefits                     24.2           23.1           23.1              22.7
         Clinic rent and lease expense                     5.3            5.6            5.3               5.4
         Clinic supplies                                   8.7            7.6            8.3               7.5
         Purchased medical services                       14.6            3.0           14.0               3.1
         Other clinic costs                                7.7            8.4            7.4               8.5
         General corporate expenses                        1.8            3.2            1.8               3.5
         Depreciation and amortization                     2.4            2.3            2.3               2.2
         Interest expense (income)                        (0.2)           0.0            0.2               0.3
                                                       -------         ------         ------            ------
                                                          64.5           53.2           62.4              53.2
                                                       -------         ------         ------            ------
Income before provision for income taxes                   6.7            5.9            6.6               4.7
Provision for income taxes                                 2.5            1.6            2.5               1.3
                                                       -------         ------         ------            ------
Net income                                                 4.2%           4.3%           4.1%              3.4%
                                                       =======         ======         ======            ======

Physician groups revenue increased by 184% to $73.1 million for the quarter ended June 30, 1998, from $25.7 million for the quarter ended June 30, 1997. For the six months ended June 30, 1998, physician groups revenue increase by 189% to $134.2 million from $46.5 million for the six months ended June 30, 1997. Approximately 82% of the growth in physician groups revenue is attributable to new affiliations since June 30, 1997, with the balance coming from increases in revenues from affiliated physician groups in place prior to June 30, 1997.

One of the more significant impacts to the Company's business has been an increase in revenues from capitation contracts with HMOs. While virtually non-existent in early 1997, these revenues account for nearly 20% of the Company's physician groups revenue. This increase in capitation affects certain other income statement items quite significantly. Purchased medical services has increased to 14.6% of physician groups revenue for the quarter ended June 30, 1998 from 3.0% for the same period a year ago. This is directly attributable to the increase in capitation, which requires the procurement of medical services not provided by the local affiliated physician group. Offsetting this increase is a related decrease in amount retained by physicians. Since capitation generates more aggregate dollars to affiliated physician groups, but less as a percentage of physician groups revenue, the amount retained by physicians will be lower as a percentage of physician groups revenue than under the ordinary fee-for-service model.

General corporate expenses as a percentage of physician groups revenue declined to 1.8% for the quarter ended June 30, 1998, compared to 3.2% for the quarter ended June 30, 1997. For the six months ended June 30, 1998, general corporate expenses as a percentage of physician groups revenue declined to 1.8% compared to 3.5% for the six months ended June 30, 1997. While these costs declined as a percentage of physician groups revenue, the amount of general corporate expenses increased to $1.3 million for the quarter ended June 30, 1998 from $.8 million for the quarter ended June 30, 1997, and increased to $2.4 million for the six months ended June 30, 1998 from $1.6 million for the six months ended June 30, 1997. This increase in expenses was expected as the Company continues to add management and technology infrastructure.

Depreciation and amortization, as a percentage of physician groups revenue, increased to 2.4% for the quarter ended June 30, 1998, compared to 2.3% for the quarter ended June 30, 1997. For the six months ended June 30, 1998, depreciation and amortization as a percentage of physician groups revenue increased to 2.3% compared to 2.2% for the six months ended June 30, 1997. This slight increase is attributable to differences in the mix of assets acquired in the various affiliations that have occurred over the past year.

Net interest expense (income) as a percentage of physician groups revenue decreased to (0.2)% for the quarter ended June 30, 1998, compared to nil for the quarter ended June 30, 1997. For the six months ended June 30, 1998, net interest expense as a percentage of physician groups revenue decreased to 0.2% from 0.3% for the six months ended June 30, 1997. This decrease is related to increased interest income from the investment of unused proceeds from the Company's public offering of its common stock (the "Offering"), effective May 8, 1998 which was offset by an increase in long-term debt relating to the affiliation with additional physician groups.

Provision for income taxes reflects an effective rate of 38%, the Company's estimated effective rate for all of 1998.

Year 2000

The Company is aware of issues associated with the programming code associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate enormous data or cause a system to fall.

The Company continues to assess the impact of the Year 2000 issue on its information systems and operations using both internal and external resources. The Company divides the software into three broad categories: financial (including general ledger, accounts payable, fixed assets, purchasing and inventory control), practice management (including billing and accounts receivable) and managed care. The Company is in the process of installing a new, common financial software package at all locations that is certified Year 2000 compliant. Since the implementation of the financial software is part of the Company's ongoing development of its technology infrastructure, there are no incremental costs resulting from the Year 2000 issue. The Company's philosophy with respect to practice management systems is to utilize the legacy system in place as long as it can capably serve the physicians' needs. With disparate practice management systems in place at the Company's various affiliated groups, the Year 2000 assessment process continues with each new affiliation. Noncompliant practice management systems could be acquired in a new affiliation, which would require system remediation or replacement. Given these issues, the Company is currently unable to estimate the costs of the remediation or replacements that may be required. With its current strategy of replacing inadequate practice management systems, however, the Company does not believe that Year 2000 issues will cause a conversion of one or more of its practice management systems to be more or less difficult than a typical system conversion. If the issues prove more significant than anticipated, or if noncompliant third-party systems "reinfect" the Company's Year 2000 compliant systems, there could be a material adverse impact on the Company's financial position, results of operations or cash flows. The Company's primary managed care technology resides at its risk management subsidiary, PMC Medical Management ("PMC"). PMC is currently upgrading its systems to be Year 2000 compliant. This process is expected to be completed in the first quarter of 1999 and the costs are not currently estimated to be material.

Liquidity and Capital Resources

At June 30, 1998, the Company had working capital of $38.6 million, compared to $20.5 million at December 31, 1997. Cash used in operations for the six months ended June 30, 1998 was $6.8 million. This is primarily attributable to an overall increase in accounts receivable resulting, in part, from the Company's growth in revenues, but more significantly from an increase in accounts receivable at the Company's largest affiliate. The structure of this transaction, which was completed in November 1997, did not include acquisition of the group's accounts receivable, thus resulting in a "ramp up" in accounts receivable of approximately $6.3 million. Net accounts receivable of $37.3 million at June 30, 1998 amounted to 47 days of net physician groups revenue (excluding other revenues) for the second quarter of 1998, compared to 42 days for the first quarter of 1998. Net income combined with depreciation and amortization, deferred taxes, a decrease in due from affiliated physician groups and an increase in accrued expenses and other liabilities to provide $11.7 million in cash flows. This was offset by uses of cash of $18.5 million resulting from increases in accounts receivable, management fees receivable, other assets and decreases in accounts payable and payable to physician groups.

The Company had aggregate cash expenditures for purchases of clinic assets of $29.6 million for the six months ended June 30, 1998. Of this, approximately $18.4 million relates to the Berkshire affiliation in Pittsfield, MA, and the remaining amounts relate primarily to deferred payments associated with previously completed acquisitions. The Company has commitments to spend approximately $36.8 million in total consideration for new affiliations that are currently under letters of intent. Capital expenditures amounted to $2.1 million for the six months ended June 30, 1998. Although each of the Company's service agreements with its affiliated physician groups requires the Company to provide capital for equipment, expansion, additional physicians and other major expenditures, no specific amount has been committed in advance. Capital expenditures are made based partially upon the availability of funds, the sources of funds, alternative projects and an acceptable repayment period.

In April 1998, the Company completed an expansion of its Credit Facility from $50 million to $70 million. The Credit Facility provides for working capital and acquisition financing, subject to certain restrictions. The interest rate is, at the Company's option, either the adjusted 30-day commercial paper rate, one month LIBOR plus 2.31% to 3.25%, or the bank's prime rate plus 0.25% to 1.13%, depending on certain debt levels. The Credit Facility, which expires January 2, 2004, contains certain restrictive covenants, including prohibitions on paying dividends, limitations on capital expenditures and maintenance of minimum net worth and certain financial ratios. At June 30, 1998, outstanding borrowings against the Credit Facility were $5.0 million and the current effective interest rate was 8.31%.

In connection with the affiliation with Berkshire Physicians & Surgeons in Pittsfield, MA, the Company issued convertible subordinated notes totaling $7.6 million. The notes accrue interest at the rate of 4 3/4% paid annually on March 31 and can be converted into shares of the Company's common stock any time after April 17, 1999 and prior to March 31, 2005 at a conversion price of $15.35, subject to adjustment under the note agreements.

In May 1998, the Company completed a public offering of 6,900,000 shares of its common stock at a price of $11.00 per share. Proceeds of $71.9 million, net of underwriters' discount and expenses of the offering were used primarily to pay down outstanding borrowings under the Credit Facility.

The Company had cash and cash equivalents of $18.5 million at June 30, 1998. In addition to this, the Company's principal sources of liquidity are accounts receivable of $37.3 million at June 30, 1998 and availability under the working capital portion of the bank line of credit of $7.3 million. The Company believes that the combination of these sources will be sufficient to meet the Company's working capital needs for the next twelve months. The Company's future acquisition, expansion and capital expenditure programs will require substantial amounts of capital resources. To meet the capital needs of these programs, the Company will continue to evaluate alternative sources of financing, including short- and long-term bank indebtedness, additional equity and other forms of financing, the availability and terms of which will depend upon market and other conditions. There can be no assurance that additional financing will be available on terms acceptable to the Company.

Forward-Looking Statements

This report includes certain forward-looking statements about anticipated results, including statements as to operating results, liquidity and capital resources, and negotiations with and acquisitions of additional physician groups. Such forward-looking statements are based upon internal estimates which are subject to change because they reflect preliminary information and management assumptions, and a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. The factors which could cause actual results or outcomes to differ from such expectations include the extent of the Company's success in (i) consummating affiliations with additional physician groups; (ii) negotiating managed care contracts and managing the medical risk assumed thereunder, (iii) obtaining additional financing upon terms acceptable to the Company, and (iv) negotiating favorable reimbursement rates with third-party payors, along with the uncertainties and other factors described herein and in the Company's public filings and reports.

Item 2.  Changes in Securities and Use of Proceeds

In May 1998, the Company issued 144,536 shares of Common Stock to the stockholders of a provider of capitation management services as post-closing adjustments to the consideration payable by the Company in connection with its acquisition by the Company in December 1997. In June 1998, the Company issued 27,583 shares of Common Stock to two physicians in connection with their affiliations with the Company. As of June 30, 1998, the Company had commitments to issue an aggregate of 531,979 shares of Common Stock to physician groups and their stockholders in connection with its affiliations with three physician groups between November 1997 and April 1998. Each of such issuances was or will be exempt from registration under the Securities Act, pursuant to section 4(2) of the Act as they did not involve any public offering.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 20, 1998. At the meeting, the stockholders elected James F. Herd, M.D. and Charles J. Buysse, M.D. as Class I members of the Board of Directors with terms expiring in 2001. Other members of the Board of Directors whose terms continue after the meeting include David T. Bailey, M.D. and Jack W. McCaslin, who are Class II directors with terms expiring in 1999, and Richard E. Ragsdale, E. Thomas Chaney, and H. Wayne Posey, who are Class III directors with terms expiring in 2000.

The voting results of the election of directors are as follows:

                                                 Votes              Withheld
           Nominee:                               For               Authority
     James F. Herd, M.D.                        10,382,639            82,922
     Charles J. Buysse, M.D.                    10,382,639            82,922

No other matters were voted upon at the meeting.


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

Signature                                 Title                    Date
/s/ H. WAYNE POSEY
H. Wayne Posey                 President, Chief Executive       August 14, 1998
                                  Officer, and Director
                              (Chief Executive Officer)

/s/ ROBERT D. SMITH
Robert D. Smith                Vice President - Finance         August 14, 1998
                              (Chief Accounting Officer)