Form 10-Q
period 1998-09-30
PROMEDCO MANAGEMENT CO
filed 1998-11-17
CIK 1011630

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549





                                FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the quarterly period ended September 30, 1998

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

                                                             Outstanding at
      Class of Common Stock                                 October 31, 1998
         $.01 par value                                     21,139,889 shares


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                                                           Page
                                                                                                            No.
Part I. Financial Information

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets
                      September 30, 1998 and December 31, 1997                                               2

                  Condensed Consolidated Statements of Operations
                      Three Months and Nine Months Ended September 30, 1998 and 1997                         3

                  Condensed Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 1998 and 1997                                          4

                  Notes to Condensed Consolidated Financial Statements                                       5

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations      11

Part II. Other Information

         Item 2. Changes in Securities and Use of Proceeds                                                  18

         Item 6. Exhibits and Reports on Form 8-K                                                           18

Signatures                                                                                                  19


                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           September 30, 1998       December 31,
                                                                               (Unaudited)              1997
                                     ASSETS
Current assets:
         Cash and cash equivalents                                         $       12,831,532    $       15,760,920
         Accounts receivable, net                                                  42,552,847            22,463,689
         Management fees receivable                                                 9,281,616             1,938,464
         Due from affiliated physician groups                                       2,408,138             2,870,607
         Deferred income tax asset                                                    370,200                -
         Prepaid expenses and other current assets                                 10,195,339             6,917,675
                                                                           ------------------    ------------------
                  Total current assets                                             77,639,672            49,951,355
                                                                           ------------------    ------------------
Property and equipment, net                                                        15,023,426            10,590,561
Intangible assets, net                                                            127,351,385            77,195,351
Long-term receivables                                                              25,188,639            23,915,884
Long-term receivable from related party                                             2,000,000                -
Other assets                                                                        1,672,526             1,312,999
                                                                           ------------------    ------------------
                  Total assets                                             $      248,875,648    $      162,966,150
                                                                           ==================    ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                  $        5,660,944    $        3,185,208
         Payable to affiliated physician groups                                     6,799,285             6,562,903
         Accrued salaries, wages and benefits                                       4,326,368             2,895,023
         Accrued expenses and other current liabilities                             9,674,991             6,014,729
         Deferred income tax liability                                                 -                    174,101
         Current maturities of notes payable                                        3,275,951             3,676,365
         Current portion of obligations under capital leases                          561,060               609,591
         Current portion of deferred purchase price                                 5,837,891             5,265,713
         Income taxes payable                                                       1,139,999             1,051,050
                                                                           ------------------    ------------------
                  Total current liabilities                                        37,276,489            29,434,683
                                                                           ------------------    ------------------

Notes payable, net of current maturities                                           23,976,767            39,688,325
Obligations under capital leases, net of current portion                              847,460             1,073,886
Deferred purchase price, net of current portion                                     7,504,226             7,318,526
Convertible subordinated notes payable                                              8,702,075             1,765,058
Deferred income tax liability                                                         762,687             1,103,876
Other long-term liabilities                                                           211,613             1,963,059
                                                                           ------------------    ------------------
                  Total liabilities                                                79,281,317            82,347,413
                                                                           ------------------    ------------------

Stockholders' equity:
         Common stock                                                                 208,950               106,868
         Additional paid-in capital                                               151,562,469            58,946,838
         Common stock to be issued                                                  7,238,360            20,121,059
         Stockholder notes receivable                                                (369,665)             (369,665)
         Retained earnings                                                         10,954,217             1,813,637
                                                                           ------------------    ------------------
                  Total stockholders' equity                                      169,594,331            80,618,737
                                                                           ------------------    ------------------
                  Total liabilities and stockholders' equity               $      248,875,648    $      162,966,150
                                                                           ==================    ==================

    The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                         1998            1997             1998             1997
Physician groups revenue, net                      $   81,253,975  $    29,302,573  $   215,495,583  $    75,760,198
Less: amounts retained by physician groups             20,157,298       11,496,972       61,792,641       31,037,320
                                                   --------------  ---------------  ---------------  ---------------
Management fee revenue                                 61,096,677       17,805,601      153,702,942       44,722,878
                                                   --------------  ---------------  ---------------  ---------------

Operating expenses:
         Clinic salaries and benefits                  19,333,680        6,795,818       50,388,950       17,362,170
         Clinic rent and lease expense                  4,528,776        1,620,677       11,589,789        4,129,602
         Clinic supplies                                6,598,383        2,034,422       17,792,959        5,510,504
         Purchased medical services                    14,813,087          725,486       33,601,088        2,191,535
         Other clinic costs                             6,649,411        2,100,817       16,607,802        6,033,783
         General corporate expenses                     1,232,954        1,113,978        3,607,592        2,756,283
         Depreciation and amortization                  2,074,654          923,093        5,117,919        1,961,520
         Interest (income) expense                        (47,912)         110,468          253,998          227,565
                                                   --------------- ---------------  ---------------  ---------------
                                                       55,183,033       15,424,759      138,960,097       40,172,962
                                                   --------------  ---------------  ---------------  ---------------

Income before provision for income taxes                5,913,644        2,380,842       14,742,845        4,549,916

Provision for income taxes                              2,247,168          778,494        5,602,265        1,385,835
                                                   --------------  ---------------  ---------------  ---------------

Net income                                         $    3,666,476  $     1,602,348  $     9,140,580  $     3,164,081
                                                   ==============  ===============  ===============  ===============
Net earnings per share:
         Basic                                     $         0.17  $          0.13  $          0.52  $          0.29
                                                   ==============  ===============  ===============  ===============
         Diluted                                   $         0.16  $          0.11  $          0.45  $          0.23
                                                   ==============  ===============  ===============  ===============

Weighted average number of common shares outstanding:
         Basic                                         21,450,466       12,042,769       17,661,950       10,914,613
                                                   ==============  ===============  ===============  ===============
         Diluted                                       23,539,875       15,260,449       20,445,620       13,927,376
                                                   ==============  ===============  ===============  ===============











    The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                  1998                  1997
Cash flows from operating activities:
     Net income                                                            $        9,140,580    $        3,164,081
     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
         operating activities (net of effects of purchase transactions):
         Depreciation and amortization                                              5,117,919             1,961,520
         Provision for deferred income taxes                                        1,115,510               109,046
         Changes in assets and liabilities:
              Accounts receivable                                                 (11,360,149)           (2,105,236)
              Management fees receivable                                           (5,994,131)             (726,767)
              Due from affiliated physician groups                                    462,469            (1,570,472)
              Other assets                                                         (2,351,653)           (2,919,524)
              Accounts payable                                                     (2,475,080)             (231,608)
              Payable to physician groups                                             236,382             2,254,912
              Accrued expenses and other liabilities                               (1,372,498)            1,182,926
                                                                           -------------------   ------------------
Net cash provided by (used in) operating activities                                (7,480,651)            1,118,878
                                                                           -------------------   ------------------

Cash flows from investing activities:
     Purchases of property and equipment                                           (2,987,379)           (1,451,354)
     Purchases of clinic assets, net of cash                                      (46,122,584)          (14,010,972)
     Issuance of long term receivables                                             (2,792,324)             (600,000)
                                                                           -------------------   ------------------
Net cash used in investing activities                                             (51,902,287)          (16,062,326)
                                                                           -------------------   -------------------

Cash flows from financing activities:
     Borrowings under long-term debt                                               47,320,236             2,076,242
     Payments on long-term debt                                                   (63,470,182)           (2,640,048)
     Payments on capital lease obligations                                           (336,785)             (736,015)
     Proceeds from issuance of common stock, net                                   72,940,281            32,308,489
     Purchase and retirement of treasury stock                                         -                   (382,082)
     Issuance of stockholder notes receivable                                          -                   (218,359)
                                                                           ------------------    -------------------
Net cash provided by financing activities                                          56,453,550            30,408,227
                                                                           ------------------    ------------------

(Decrease) Increase in cash and cash equivalents                                   (2,929,388)           15,464,779

Cash and cash equivalents, beginning of period                                     15,760,920             1,633,534
                                                                           ------------------    ------------------

Cash and cash equivalents, end of period                                   $       12,831,532    $       17,098,313
                                                                           ==================    ==================
Supplemental disclosure of cash flow information
     Cash paid during the period for -
         Interest expense                                                  $        2,007,963    $          528,436
         Income taxes                                                      $        3,940,971    $          551,440

  The accompanying notes are an integral part of these financial statements.

                                                                   5
                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                        1998            1997              1998            1997
         Component based upon physician
           groups operating income                $    7,150,341  $     2,028,877  $    17,805,087  $     5,477,174
         Reimbursement of clinic expenses             52,921,336       13,736,724      131,847,855       36,405,704
         Other revenue                                 1,025,000        2,040,000        4,050,000        2,840,000
                                                  --------------  ---------------  ---------------  ---------------
         Management fee revenue                   $   61,096,677  $    17,805,601  $   153,702,942  $    44,722,878
                                                  ==============  ===============  ===============  ===============


2.       ACQUISITIONS:

Through September 30, 1998 and during 1997, the Company, through its wholly owned subsidiaries, acquired certain operating assets of the following medical clinics:


                    Physician Group                     Effective Date                      Location
1998:    Berkshire Physicians & Surgeons             April 1, 1998 (a)                  Pittsfield, MA
         Primary Medical Clinics                     May 1, 1998                        Midland, TX
         Prime Medical Associates                    June 1, 1998                       Hudson, NY
         Physicians' Primary Care                    July 1, 1998                       Ft. Myers, FL
         Medical Associates of Pinellas              November 1, 1998 (b)               Clearwater, FL

1997:    Naples Medical Center                       March 1, 1997                      Naples, FL
         Abilene Diagnostic Clinic                   June 1, 1997 (c)                   Abilene, TX
         Intercoastal Medical Group                  August 1, 1997                     Sarasota, FL
         Beacon Medical Group                        October 1, 1997 (d)                Harrisburg, PA
         Cowley Medical Associates (e)               November 1, 1997                   Harrisburg, PA
         Thomas-Spann Clinic                         December 1, 1997                   Corpus Christi, TX
         HealthStar, Inc.                            December 1, 1997                   Knoxville, TN

(a) Berkshire Physicians and Surgeons was operated by the Company under an interim service agreement effective February 1, 1998. The Company completed its acquisition in April 1998, and entered into a long-term service agreement with the physician group effective April 1, 1998.

(b) Medical Associates of Pinellas was operated by the Company under an interim service agreement effective May 1, 1998. The Company completed its acquisition in October 1998 and entered into a long-term service agreement with the physician group effective November 1, 1998.

(c) Abilene Diagnostic Clinic was operated by the Company under an interim service agreement effective December 1, 1995. The Company completed its acquisition of certain operating assets on June 5, 1997, and entered into a long-term service agreement with the physician group effective June 1, 1997.

(d) Beacon Medical Group was operated by the Company under an interim service agreement effective April 1, 1997. The Company completed its acquisition of certain operating assets on October 1, 1997, and entered into a long-term service agreement with the physician group effective on that date.

(e) The physicians of Cowley Medical Associates joined the Beacon Medical Group in December 1997.

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

The  following   unaudited  pro  forma   information   reflects  the  effect  of
acquisitions of medical clinics and PMC on the consolidated results of operations of the Company assuming that the acquisitions occurred at January 1, 1997. In addition, the following unaudited pro forma information also includes an adjustment to reflect the Company's change in its estimate with respect to the estimated life of its service agreement rights intangible assets from 30 to 25 years (see Note 8). Future results may differ substantially from pro forma results and cannot be considered indicative of future results.

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30,
                                                      1998             1997            1998              1997
         Physician groups revenue, net           $   84,216,863  $    55,457,865  $   234,127,086  $  164,254,983
         Less: amounts retained by
             physician groups                        21,727,296       16,848,460       67,263,156      52,505,750
                                                 --------------  ---------------  ---------------  --------------
         Management fee revenue                  $   62,489,566  $    38,609,405  $   166,863,930  $  111,749,233
                                                 ==============  ===============  ===============  ==============
         Net income                              $    3,664,486  $     1,569,045  $     9,126,354  $    3,651,986
                                                 ==============  ===============  ===============  ==============

         Net earnings per share
              Basic                              $         0.17  $          0.13  $          0.51  $         0.32
                                                 ==============  ===============  ===============  ==============
              Diluted                            $         0.16  $          0.10  $          0.45   $        0.26
                                                 ==============  ===============  ===============  ==============

         Weighted average number of common
             shares outstanding
              Basic                                  21,450,466       12,460,751       17,832,049      11,332,595
                                                 ==============  ===============  ===============  ==============
              Diluted                                23,539,875       15,283,994       20,462,300      13,950,921
                                                 ==============  ===============  ===============  ==============


3.       LONG-TERM RECEIVABLES:

During 1997, the Company entered into an agreement to lend up to $42.7 million to an affiliated physician group. The purpose of this loan was to provide the physician group with liquidity to meet certain obligations, general association purposes and to strengthen the physician-association relationships. The loan is secured by certain assets of the association, including the notes receivable by the association from the individual physicians. In addition, the Company maintains a first lien on distributions to the physician group under its service agreement with the association. Four remaining advances of $5.8 million each will be made annually on December 1, beginning in 1998. Interest is payable to the Company monthly at an annual rate of 8.0%. The loan will be repaid in fifteen annual payments beginning on November 30, 2008. As of September 30, 1998, the outstanding loan totaled $19.4 million.

In August 1998, the Company signed a promissory note to loan an affiliated physician group up to $1.9 million. The principal plus accrued interest of 8.5% is due on May 30, 1999. As of September 30, 1998, the Company had loaned the physician group $790,380 under this agreement. The Company maintains a first lien on distributions to the physician group under its service agreement with the association.

4.       LONG-TERM RECEIVABLE FROM RELATED PARTY:

In August 1998, the Company loaned an officer of the Company $2,000,000. Beginning in August 2003, the loan will be repaid in annual installments of $200,000 plus accrued interest of 7.0% with the remaining balance due in August 2008. This loan is secured by a pledge of warrants for shares of the Company's common stock.


5.       LONG-TERM DEBT:

Long-term debt is summarized as follows:

                                                                              September 30,         December 31,
                                                                                  1998                  1997
         Borrowings under bank credit facility                             $       20,175,984    $       32,968,000
         Notes payable issued to physician groups                                   6,958,870            10,220,775
         Other long-term debt                                                         117,864               175,915
                                                                           ------------------    ------------------
                                                                                   27,252,718            43,364,690
         Less current maturities                                                   (3,275,951)           (3,676,365)
                                                                           -------------------   -------------------
         Long-term debt, net of current maturities                         $       23,976,767    $       39,688,325
                                                                           ==================    ==================

In connection with the affiliation with Berkshire Physicians & Surgeons in Pittsfield, MA, the Company issued convertible subordinated notes totaling $7.6 million. The notes accrue interest at the rate of 4.75% paid annually on March 31 and can be converted into shares of the Company's common stock any time after April 17, 1999 and prior to March 31, 2005 at a conversion price of $15.35, subject to adjustment under the note agreements.


6.       SUPPLEMENTAL CASH FLOW INFORMATION:

In March 1998, an officer of the Company surrendered 43,693 warrants in full payment of a $600,000 outstanding note balance and $30,875 of accrued interest receivable.

In March and April 1998, the Company converted $359,991 and $324,774 of convertible subordinated notes payable to a physician group into 39,999 and 36,094 shares of the Company's common stock, respectively.

7.       SUPPLEMENTAL NET EARNINGS PER SHARE DATA:

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

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                          1998           1997           1998            1997
         Supplemental net earnings per share
              Basic                                  $        0.17   $        0.08  $        0.44  $        0.17
                                                     =============   =============  =============  =============
              Diluted                                $        0.16   $        0.07  $        0.38  $        0.14
                                                     =============   =============  =============  =============

         Supplemental weighted average number of common shares
              outstanding
              Basic                                     21,450,466      18,942,769     21,005,906     18,869,558
                                                     =============   =============  =============  =============
              Diluted                                   23,539,875      22,160,449     23,789,576     21,882,321
                                                     =============   =============  =============  =============


8.       CHANGE IN ACCOUNTING ESTIMATE:

Effective July 1, 1998, the Company changed its estimate with respect to the estimated life of its service agreement rights intangible assets. All existing and future service agreement rights intangible assets will be amortized over a period not to exceed 25 years from the inception of the respective service agreements. Had the Company adopted this policy at the beginning of 1997, amortization expense would have increased and diluted earnings per share would have decreased by approximately $187,000 and $0.01, respectively in the third quarter of 1997 and $404,000 and $0.02, respectively in the first nine months of 1997. On the same basis, amortization expense for the first nine months of 1998 would have increased by approximately $480,000 resulting in a decrease in diluted earning per share of $0.02.

                                                                  11
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

ProMedCo Management Company, ("ProMedCo" or the "Company") a Delaware corporation, is a physician practice management company that consolidates its affiliated physician groups into primary-care-driven multi-specialty networks. ProMedCo commenced operations in December 1994 and affiliated with its initial physician group in June 1995. The Company's rapid growth since June 1995 has resulted primarily from its affiliation with additional physician groups. The Company currently is affiliated with multi-specialty physician groups in 13 states, comprised of 606 physicians and 130 mid-level providers (primarily physician assistants and nurse practitioners), and is associated with 580 physicians in independent practice association ("IPA") networks. The Company also provides a full range of managed care services to capitated providers, including clinical quality assessment, credentialing, claims processing and payment, referral and utilization management, and case management. The Company is currently providing such services to the Company's associated IPAs and to those of its affiliated groups that have entered into capitation arrangements, together covering approximately 100,000 managed care capitated lives.

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

Results of Operations

The Company commenced operations in December 1994 and affiliated with its first physician group in June 1995 and its second group in December 1995. The Company entered into affiliations with five additional groups in 1996, seven additional groups during 1997, and six additional groups in the first nine months of 1998. Changes in results of operations were caused primarily by affiliations with these additional physician groups.

The following table sets forth the percentages of physician groups revenue represented by certain items reflected in the Company's condensed consolidated statements of operations.


                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                   September 30,
                                                          1998           1997             1998            1997
Physician groups revenue, net                            100.0%         100.0%         100.0%            100.0%
Less: amounts retained by physician groups                24.8           39.2           28.7              41.0
                                                       -------         ------         ------            ------
Management fee revenue                                    75.2           60.8           71.3              59.0
                                                       -------         ------         ------            ------
Operating expenses:
         Clinic salaries and benefits                     23.8           23.2           23.3              22.8
         Clinic rent and lease expense                     5.6            5.5            5.4               5.5
         Clinic supplies                                   8.1            6.9            8.3               7.3
         Purchased medical services                       18.2            2.5           15.6               2.9
         Other clinic costs                                8.2            7.1            7.7               8.0
         General corporate expenses                        1.5            3.8            1.7               3.6
         Depreciation and amortization                     2.6            3.2            2.4               2.6
         Interest expense (income)                        (0.1)           0.4            0.1               0.3
                                                       -------         ------         ------            ------
                                                          67.9           52.6           64.5              53.0
                                                       -------         ------         ------            ------
Income before provision for income taxes                   7.3            8.1            6.8               6.0
Provision for income taxes                                 2.8            2.6            2.6               1.8
                                                       -------         ------         ------            ------
Net income                                                 4.5%           5.5%           4.2%              4.2%
                                                       =======         ======         ======            ======

Physician groups revenue increased by 177% to $81.3 million for the quarter ended September 30, 1998, from $29.3 million for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, physician groups revenue increase by 184% to $215.5 million from $75.8 million for the nine months ended September 30, 1997. Approximately 76% of the growth in physician groups revenue for the nine months ended September 30, 1998 is attributable to new affiliations since September 30, 1997, with the balance coming from increases in revenues from affiliated physician groups in place prior to September 30, 1997.

One of the more significant impacts to the Company's business has been an increase in revenues from capitation contracts with HMOs. While virtually non-existent in early 1997, these revenues account for approximately 20% of the Company's physician groups revenue. This increase in capitation affects certain other income statement items quite significantly. Purchased medical services has increased to 18.2% of physician groups revenue for the quarter ended September 30, 1998 from 2.5% for the same period a year ago. This is directly attributable to the increase in capitation, which requires the procurement of medical services not provided by the local affiliated physician group. Offsetting this increase is a related decrease in amount retained by physicians. Since capitation generates more aggregate dollars to affiliated physician groups, but less as a percentage of physician groups revenue, the amount retained by physicians will be lower as a percentage of physician groups revenue than under the ordinary fee-for-service model.

General corporate expenses as a percentage of physician groups revenue declined to 1.5% for the quarter ended September 30, 1998, compared to 3.8% for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, general corporate expenses as a percentage of physician groups revenue declined to 1.7% compared to 3.6% for the nine months ended September 30, 1997. While these costs declined as a percentage of physician groups revenue, the amount of general corporate expenses increased to $1.2 million for the quarter ended September 30, 1998 from $1.1 million for the quarter ended September 30, 1997, and increased to $3.6 million for the nine months ended September 30, 1998 from $2.8 million for the nine months ended September 30, 1997. This increase in expenses was expected as the Company continues to add management and technology infrastructure.

Depreciation and amortization, as a percentage of physician groups revenue, decreased to 2.6% for the quarter ended September 30, 1998, compared to 3.2% for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, depreciation and amortization as a percentage of physician groups revenue decreased to 2.4% compared to 2.6% for the nine months ended September 30, 1997. This decrease is attributable to differences in the mix of assets acquired in the various affiliations that have occurred over the past year. Effective July 1, 1998, the Company changed its estimate with respect to the estimated life of its service agreement rights intangible assets. All existing and future service agreement rights intangible assets will be amortized over a period not to exceed 25 years from the inception of the respective service agreements.

Net interest expense (income) as a percentage of physician groups revenue decreased to (0.1)% for the quarter ended September 30, 1998, compared to 0.4% for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, net interest expense as a percentage of physician groups revenue decreased to 0.1% from 0.3% for the nine months ended September 30, 1997. This decrease is related to interest income from a loan receivable from an affiliated physician group and the investment of unused proceeds from the Company's public offering of its common stock (the "Offering"), effective May 8, 1998. The increase in interest income was offset by an increase in long-term debt during the period prior to the Offering relating to the affiliation with additional physician groups.

Provision for income taxes reflects an effective rate of 38%, the Company's estimated effective rate for all of 1998.

Year 2000

The Company is aware of issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fall.

The Company continues to assess the impact of the Year 2000 issue on its information systems and operations using both internal and external resources. The Company divides the software into three broad categories: financial (including general ledger, accounts payable, fixed assets, purchasing and inventory control), practice management (including billing and accounts receivable) and managed care. The Company is in the process of installing a new, common financial software package at all locations that is certified Year 2000 compliant. Since the implementation of the financial software is part of the Company's ongoing development of its technology infrastructure, there are no incremental costs resulting from the Year 2000 issue. The Company's philosophy with respect to practice management systems is to utilize the legacy system in place as long as it can capably serve the physicians' needs. With disparate practice management systems in place at the Company's various affiliated groups, the Year 2000 assessment process continues with each new affiliation. Inadequate or noncompliant practice management systems could be acquired in a new affiliation, which would require system remediation or replacement. Given these issues, the Company is currently unable to estimate the costs of the remediation or replacements that may be required. With its current strategy of replacing inadequate practice management systems, however, the Company does not believe that Year 2000 issues will cause a conversion of one or more of its practice management systems to be more or less difficult than a typical system conversion. The Company's primary managed care technology resides at its risk management subsidiary, PMC Medical Management ("PMC"). PMC is currently upgrading its systems to be Year 2000 compliant. This process is expected to be completed in the first quarter of 1999 and the costs are not currently estimated to be material.

The Company is also in the process of gathering information about the year 2000 compliance status of its significant suppliers and vendors. The inability of suppliers and vendors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The potential effect on the Company of non-compliance by suppliers and vendors has not yet been determined

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. In the event that the Company does not complete any additional phases, the Company's ability to record revenue or process collections in a timely fashion would be adversely impacted after January 1, 2000. In addition, disruptions in the general economy due to the Year 2000 problem could also materially adversely affect the Company.

The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Company plans to evaluate the status of its efforts in June 1999 to determine whether such a plan is necessary.

Liquidity and Capital Resources

At September 30, 1998, the Company had working capital of $40.4 million, compared to $20.5 million at December 31, 1997. Cash used in operations for the nine months ended September 30, 1998 was $7.5 million. This is primarily attributable to an overall increase in accounts receivable resulting, in part, from the Company's growth in revenues, but more significantly from a "ramp up" in accounts receivable of approximately $6.3 million at the Company's largest affiliate. The structure of this transaction, which was completed in November 1997, did not include acquisition of the group's accounts receivable. Net accounts receivable of $42.6 million at September 30, 1998 amounted to 48 days of net physician groups revenue (excluding other revenues) for the third quarter of 1998, compared to 47 days for the second quarter of 1998. This slight rise in days outstanding can be attributed to upgrading the practice management systems at certain locations during the third quarter. During the implementation phase, accounts receivable will temporarily increase and then return to normal the following quarter. During the third quarter the Company made a $1.5 million retirement plan contribution relating to a 1998 affiliation. This liability was assumed as part of the transaction and was recorded in purchase accounting. Net income combined with depreciation and amortization, deferred taxes, a decrease in due from affiliated physician groups and an increase in payable to physician groups to provide $16.1 million in cash flows. This was offset by uses of cash of $23.6 million resulting from increases in accounts receivable, management fees receivable, other assets and decreases in accounts payable and accrued expenses and other liabilities.

The Company had aggregate cash expenditures for purchases of clinic assets of $46.1 million for the nine months ended September 30, 1998. Of this, approximately $18.4 million relates to the Berkshire affiliation in Pittsfield, MA, $18.2 million relates to new affiliations completed in 1998, and the remaining amounts relate primarily to deferred payments associated with previously completed acquisitions. The Company has commitments to spend approximately $35.3 million in total consideration for new affiliations that are currently under letters of intent. Capital expenditures amounted to $3.0 million for the nine months ended September 30, 1998.

In November 1998, the Company authorized the adoption of a common stock repurchase program whereby the Company may repurchase up to $10 million of its common stock, from time to time, in the open market and in privately negotiated transactions on terms and conditions acceptable to the Company.

In April 1998, the Company completed an expansion of its Credit Facility from $50 million to $70 million. The Credit Facility provides for working capital and acquisition financing, subject to certain restrictions. The interest rate is, at the Company's option, either the adjusted 30-day commercial paper rate, one month LIBOR plus 2.31% to 3.25%, or the bank's prime rate plus 0.25% to 1.13%, depending on certain debt levels. The Credit Facility, which expires January 2, 2004, contains certain restrictive covenants, including prohibitions on paying dividends, limitations on capital expenditures and maintenance of minimum net worth and certain financial ratios. At September 30, 1998, outstanding borrowings against the Credit Facility were $20.2 million and the current effective interest rate was 7.90%.

The Company is in the final stages of establishing a new, subsequently expanded, senior credit facility. This new facility, will replace the existing senior credit facility and will be used to refinance existing senior debt, finance new physician group affiliations, expand existing physician groups and for general corporate purposes.

In connection with the affiliation with Berkshire Physicians & Surgeons in Pittsfield, MA, the Company issued convertible subordinated notes totaling $7.6 million. The notes accrue interest at the rate of 4.75% paid annually on March 31 and can be converted into shares of the Company's common stock any time after April 17, 1999 and prior to March 31, 2005 at a conversion price of $15.35, subject to adjustment under the note agreements. In addition to the convertible subordinated notes, the Company signed a promissory note to loan the physician group up to $1.9 million in August 1998. The principal on this promissory note plus accrued interest of 8.5% is due on May 30, 1999. As of September 30, 1998, the Company had loaned the physician group $790,380 under this agreement.

In May 1998, the Company completed a public offering of 6,900,000 shares of its common stock at a price of $11.00 per share. Proceeds of $71.9 million, net of underwriters' discount and expenses of the offering were used primarily to pay down outstanding borrowings under the Credit Facility.

The Company had cash and cash equivalents of $12.8 million at September 30, 1998. In addition to this, the Company's principal sources of liquidity are accounts receivable of $42.6 million at September 30, 1998 and availability under the working capital portion of the bank line of credit of $10 million. The Company believes that the combination of these sources will be sufficient to meet the Company's working capital needs for the next twelve months. The Company's future acquisition, expansion and capital expenditure programs will require substantial amounts of capital resources. To meet the capital needs of these programs, the Company will continue to evaluate alternative sources of financing, including short- and long-term bank indebtedness, additional equity and other forms of financing, the availability and terms of which will depend upon market and other conditions. There can be no assurance that additional financing will be available on terms acceptable to the Company.

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

Item 2.  Changes in Securities and Use of Proceeds

In July and August 1998, the Company issued 57,098 shares of Common Stock to two physician groups in connection with their affiliations with the Company. As of September 30, 1998, the Company had commitments to issue an aggregate of 627,780 shares of Common Stock to physician groups and their stockholders in connection with its affiliations with five physician groups between November 1997 and August 1998. Of the 627,780 shares of Common Stock to be issued to physician groups, the Company expects to issue 233,343 shares in the fourth quarter of 1998 and 394,437 shares in the first quarter of 1999. Each of such issuances was or will be exempt from registration under the Securities Act, pursuant to section 4(2) of the Act as they did not involve any public offering.


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

Signature                                                 Title                                  Date
/s/ H. WAYNE POSEY
H. Wayne Posey                                  President, Chief Executive                  November 16, 1998
                                                Officer, and Director
                                                (Chief Executive Officer)

/s/ ROBERT D. SMITH
Robert D. Smith                                 Senior Vice President and                   November 16, 1998
                                                Chief Financial Officer
                                                (Chief Accounting Officer)