Form 10-K
period 1998-12-31
PROMEDCO MANAGEMENT CO
filed 1999-04-01
CIK 1011630

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 1998

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 1, 1999 (computed by reference to the closing price of such stock on the Nasdaq National Market) was $80,666,956.

         As of March 1, 1999, there were 21,061,215 shares of the registrant's Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

           DOCUMENT                                         WHERE INCORPORATED

Portions of the Registrant's definitive Proxy Statement
  regarding the 1999 Annual Meeting of Stockholders              Part III

                          PROMEDCO MANAGEMENT COMPANY

                                   FORM 10-K

                               Table of Contents

Item                                                                                                           Page


                                                       Part I
 1       Business...........................................................................................   1
 2       Properties.........................................................................................   8
 3       Legal Proceedings..................................................................................   8
 4       Submission of Matters to a Vote of Security Holders................................................   8

                                                       Part II

 5       Market for Registrant's Common Equity and Related Stockholder Matters..............................   9
 6       Selected Financial Data............................................................................  10
 7       Management's Discussion and Analysis of Financial Condition and Results of
         Operations.........................................................................................  11
 7A      Quantitative and Qualitative Disclosures About Market Risk.........................................  20
 8       Financial Statements...............................................................................  20
 9       Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure.........................................................................................  20

                                                      Part III

10       Directors and Executive Officers of the Registrant.................................................  21
11       Executive Compensation.............................................................................  21
12       Security Ownership of Certain Beneficial Owners and Management.....................................  21
13       Certain Relationships and Related Transactions.....................................................  21

                                                       Part IV

14       Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................  22


                                    PART I

Item 1.  Business

General

         ProMedCo Management Company ("ProMedCo" or the "Company") is a medical services company that manages and coordinates the delivery of healthcare in secondary markets. By affiliating with leading primary care driven, multi-specialty physician groups, the Company establishes dominate, local healthcare delivery platforms, thus providing physicians the opportunity for increasing control of medical expenditures in their communities. The groups expand through affiliations with additional primary care physicians and specialists and selective additions of ancillary services. In addition to providing operating and expansion capital, the Company provides its affiliated groups with a broad range of strategic and management expertise and services. The Company also offers a full range of medical management services to capitated physician networks. The Company currently is affiliated with multi-specialty physician groups in 14 states, comprised of approximately 685 physicians and 130 mid-level providers (primarily physician assistants and nurse practitioners), and is associated with approximately 585 physicians in associated independent practice association ("IPA") networks.

Development and Operations

   Market Development

         ProMedCo's development objective is to position itself and its physician partners to control a major share of healthcare expenditures within each local market by focusing exclusively on secondary markets. The Company performs research and market analyses to identify priority markets, which generally are communities that have populations of at least 30,000 and less than 500,000, typically have less than 20% HMO penetration, and meet other market criteria. Such market criteria relate to, among other things, the number of primary care physicians relative to demand, Medicare payment rates, physician group competition, proximity to other ProMedCo groups, the number of hospitals, demographics, population growth, and the likelihood of significant future HMO growth. The Company estimates that there are over 1,200 markets representing a total population of approximately 120 million, and containing an estimated 144,000 physicians generating $50 - 60 billion in revenues, that currently satisfy its priority market criteria. The Company ranks these markets based upon the degree to which they satisfy its criteria, enabling the Company to further prioritize its development efforts.

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

         Once ProMedCo has identified a group meeting its criteria, the Company conducts preliminary discussions to ascertain the group's interest in an affiliation. If such interest is established, the Company conducts site visits, analyzes financial and other data, and conducts an extensive due diligence investigation into the group's operations, leadership, and commitment to long-term growth. Assuming a favorable outcome of the investigation, the Company prepares a comprehensive business plan for presentation to the group and proposes to affiliate with the group through a long-term service agreement. See "--Affiliation Structure."

         Upon affiliation with a group, the Company immediately begins to facilitate expansion of the group within its local market. Group expansion may be accomplished through affiliations with additional primary-care and specialty physicians in the community, recruitment of physicians from outside the community, addition of mid-level providers and expansion of ancillary services such as radiology and laboratory services. The Company will also seek to improve the group's profitability through management of expenses and strengthening of existing managed care contracts and ultimately controlling a greater share of healthcare expenditures in the market.

   Current Operations

         The Company currently provides management services and expertise to approximately 1,400 providers in 14 states, consisting of approximately 685 physicians and 130 mid-level providers in affiliated physician groups and approximately 585 physicians in associated IPA networks.

         Approximately 69% of the physicians in ProMedCo's affiliated physician groups are primary care providers. The primary care physicians consist of family practitioners, general internists, pediatricians, obstetrician/gynecologists, and urgent-care physicians. Increasingly, these physicians are augmented by mid-level providers, primarily consisting of physician assistants and nurse practitioners, whom the Company believes significantly increase the efficiency of delivery of a group's primary care services. Each of the physician groups also provides, to varying degrees, medical specialty services and ancillary services. Medical specialties currently include anesthesiology, endocrinology, gastroenterology, general surgery, infectious diseases, nephrology, neurology, occupational medicine, orthopedic surgery, otolaryngology, pulmonology, rheumatology, and urology. Each of the physician groups is continually seeking to expand its practice through the addition of primary care physicians and specialists. The physician groups offer, to varying degrees, a range of ancillary services such as audiology, clinical laboratories, diagnostic imaging, and stress testing. The Company and each of its affiliated groups continually evaluate the addition of ancillary services to enhance the growth and profitability of such group.

         The IPAs are organizations of independent primary care providers and specialists that contract to provide physician and other healthcare services to HMOs and other managed care organizations ("MCOs"). The members maintain their individual practices and, through the IPA organization, share information and managed care systems, actuarial and financial analysis, medical management and managed care contract services provided by the Company.

         The following table sets forth information concerning the Company's providers as of March 1, 1999:

                                                                             Beginning Of
                                                                               ProMedCo                    Mid-Level
                                                           Location           Affiliation    Physicians    Providers
Affiliated Physician Groups:
     North Texas Medical Surgical, P.A.              Denton, TX            June 1995              8            -
     Abilene Diagnostic Clinic Practices             Abilene, TX           December 1995         47           12
     Cullman Primary Care, P.C.                      Cullman, AL           March 1996            15            3
     Morgan-Haugh, P.S.C.                            Mayfield, KY          April 1996            17            6
     HealthFirst Medical Group, P.A.                 Lake Worth, TX        June 1996             20            7
     King's Daughters Clinic, P.A.                   Temple, TX            September 1996        49            8
     The Medical Group of Northern Nevada            Reno, NV              October 1996          23            8
     Naples Medical Center, P.A.                     Naples, FL            March 1997            39            9
     Beacon Medical Group, P.C.(1)                   Harrisburg, PA        April 1997            41            3
     Intercoastal Medical Group, Inc.                Sarasota, FL          August 1997           26            2
     Christie Clinic Association                     Champaign, IL         August 1997           88           20
     Thomas-Spann Clinic, P.A.                       Corpus Christi, TX    December 1997         13            -
     HealthStar Physicians, P.C.                     Knoxville, TN         December 1997         25            5
     Berkshire Physicians & Surgeons, P.C. (2)       Pittsfield, MA        February 1998        102           23
     Permian Basin Physician Group, P.A.             Midland, TX           May 1998              13            2
     Medical Associates of Pinellas, L.L.C.          Clearwater, FL        July 1998             50            5
     Shah Associates MD, L.L.C.                      Hollywood, MD         July 1998             35            2
     Physicians' Primary Care of
         Southwest Florida, P.L.                     Ft. Myers, FL         August 1998           42            9
     Boca Raton Medical Associates, P.A.             Boca Raton, FL        October 1998          12            1
     El Paseo Medical Center, Inc.                   Las Cruces, NM        December 1998         18            7
                                                                                              -----        -----
                                                                                                683          132

IPA Physicians:
     PMC Medical Management IPA                      Maine
                                                     New Hampshire         June 1997            510
     Christie Clinic IPA                             Champaign, IL         August 1997           18
     Berkshire Physicians & Surgeons IPA             Pittsfield, MA        February 1998         15
     Prime Physicians Network IPA                    Hudson, NY            June 1998             40
                                                                                              -----
                                                                                                583
         Total Providers                                                                      1,398


(1) In December 1997 Beacon Medical Group combined with Cowley Medical Associates, which had become affiliated with ProMedCo effective November 1997.
(2) Includes Prime Medical Associates, P.C. located in Hudson, NY, which is managed along with Berkshire Physicians & Surgeons, by Commonwealth Health Management Services, Inc., ProMedCo's local subsidiary in Pittsfield, MA.

   Management Services

         Upon affiliating with a physician group, ProMedCo immediately assumes the management of all aspects of the group's operations other than the provision of medical services. The operating assets that are typically acquired by the Company are provided for the exclusive use of the group, and substantially all non-physician personnel utilized in the group's practice become employees of the Company. ProMedCo provides the full range of administrative services required for the group's operations, including facilities management and the purchase of medical malpractice insurance, supplies, and equipment, and a broad spectrum of financial and accounting services, including budgeting, billing and third-party reimbursement services. The Company also provides each group with operating capital and expansion capital for affiliations with other physicians, additions of ancillary services, and improvements of existing facilities and equipment. As MCOs expand their presence into the local market, the Company provides expertise in the negotiation of managed care contracts and the management of risk-sharing arrangements.

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

         The Company believes that sophisticated information systems are essential to reducing the cost and improving the quality of healthcare. Basic practice management systems have long been necessary for efficient patient scheduling and registration, billing, and collections. In the future, the integration of financial practice, managed care, and clinical systems is expected to be imperative for physician groups to remain competitive. Clinical systems will provide information in the physician's workplace--such as case management, practice guidelines, and clinical pathways--that will facilitate the improvement of patient care. Electronic medical records will automate the clinical workflow and allow access to patient records from multiple sites, thus providing more effective clinical decision support and increasing the quality of care. Systems that effectively measure clinical outcomes and patient satisfaction are likely to become increasingly important as quality becomes a more significant factor in maintaining and increasing market share.

         Rather than attempting to develop its own proprietary information systems, ProMedCo believes it is more cost-effective, in light of the rapidly changing healthcare and information technology environments, to utilize systems developed and proven by independent companies. Although there are many systems currently under development, none is yet available that, in the Company's opinion, effectively addresses all of the evolving needs of physician groups. The Company initially works with its affiliated physician groups to maximize the performance of the groups' existing systems. If MCOs increase their penetration of a group's market, new or enhanced information systems will be implemented as required. Ultimately, the Company expects to interface all of its affiliated clinics with a central data repository for consolidation and evaluation of operating, clinical, and financial data. To that end, the Company has installed a common general ledger and financial package in each of its subsidiaries (other than the most recent affiliations), providing the platform for comparative benchmarking.

         Additionally, the Company offers a full range of managed care services to capitated providers, including clinical quality assessment, credentialing, claims processing and payment, referral and utilization management and case management. The Company is currently providing such services, covering over 120,000 MCO members, to the Company's affiliated physician groups that have entered into risk-sharing contracts with MCOs and to three of the Company's associated IPAs.

Affiliation Structure

         ProMedCo utilizes an affiliation structure that fully aligns the interests of the Company with those of its physician partners. Moreover, each physician group retains professional autonomy and control over its medical practices through continued ownership and governance of its professional corporation or similar organization.

         When a physician group has agreed to affiliate with ProMedCo, the Company generally purchases the group's operating assets, excluding real estate, and the group enters into a long-term service agreement with the Company in exchange for a combination of common stock, cash, other securities of the Company, and/or assumption of certain liabilities. The Company has utilized, and may continue to utilize, common stock in payment of a portion of its consideration for the assets of affiliated physician groups, providing that the economics of the transaction justify its use.

         The service agreements between the Company and the physician groups are for a term of 40 years and cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default. Under the service agreement, the Company provides the physician group with the facilities and equipment used in the group's medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group. Upon expiration of the term of a service agreement or in the event of termination, the physician group is required to purchase the assets related to the practice, including intangible assets, then owned by the Company at their current book value. Concurrently with the execution of a service agreement, the physician group is required to enter into an employment contract with each of its physicians, typically for an initial term of five years. In those affiliations involving the Company's purchase of the group's operating assets, the employment contract provides for the repayment by the physician of all or a portion of the physician's share of the consideration paid by ProMedCo for such assets and service agreement in the event of the physician's breach of the contract. Each physician group also enters into an agreement not to compete with the Company, and each physician's employment contract includes an agreement not to compete with the physician group during the period of his or her employment and for a period of time thereafter, typically two years. The employment contract also provides that the Company is a third-party beneficiary entitled to enforce the repayment provision and the agreement not to compete.

         The income of both the Company and the physicians within each group is dependent upon the operating income of the group. Under its service agreement, the Company receives a fixed percentage (typically 15-20%) of group operating income, which is defined as the group's net revenue less certain contractually agreed-upon clinic expenses before physician salaries and other physician-related expenses. In addition, the Company typically receives implementation and transitional fees in return for significant up-front services required in the first one to three months of the affiliation. The distribution to the Company is increased or decreased by a percentage (typically ranging from 25% to 50%) of the group's surplus or deficit under risk-sharing arrangements pursuant to capitated managed care contracts. Thus, both the Company and the physicians have incentives to improve the group's operating income and surplus under risk-sharing arrangements, and both share the risk that the group may have limited or no operating income or a deficit under its risk-sharing arrangements.

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

Competition

         The medical services industry is competitive, although less so now than in prior years. The Company is subject to competition both in affiliating with physician groups and in seeking managed care contracts on behalf of its affiliated groups. Its competitors include hospitals, MCOs, other physician groups, and other medical services companies. There can be no assurance that the Company will be able to compete effectively, that additional competitors will not enter the market, or that such competition will not make it more difficult to enter into affiliations with physician groups on terms beneficial to the Company.

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

         The Company estimates that approximately 30% of the net physician groups revenue of the Company is derived from payments made by government-sponsored healthcare programs (principally Medicare and Medicaid). As a result, any change in government reimbursement regulations, policies, practices, interpretations, or statutes could adversely affect the operations of the Company. There are also state and federal civil and criminal status imposing substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or wrongfully bill governmental or other third-part payors for healthcare services.

         The laws of many states prohibit business corporations such as the Company from practicing medicine and employing physicians to practice medicine. The Company performs only non-medical administrative services, does not hold itself out as a provider of medical services, and does not exercise influence or control over the practice of medicine by the physicians with whom it is affiliated. Accordingly, the Company believes it is not in violation of applicable state laws relating to the practice of medicine. In addition to prohibiting the practice of medicine, numerous states limit the ability of entities such as the Company to control physician revenues or to receive portions of such revenues in excess of the value of services provided. In most states, such so-called "fee-splitting" laws provide that the laws are violated only if a physician shares fees with a referral source. The Florida Board of Medicine, however, has recently interpreted the Florida fee-splitting law very broadly so as arguably to include the payment of any percentage-based management fee, even to a management company that does not refer patients to the managed group. The interpretation of the Florida Board of Medicine has been appealed. If it is not reversed, the decision could require modification of the service agreements covering the Company's affiliated groups in Florida. There can be no assurance that further action by government authorities regarding the structure of the Company's relationship with it affiliated physician groups and managed IPAs, in Florida or elsewhere, will not have an adverse effect upon the Company.

         Certain provisions of the Social Security Act, commonly referred to as the fraud and abuse provisions, prohibit the payment or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients care opportunities, or in return for the recommendation, arrangement, purchase, lease, or order of items or services that are covered by Medicare or Medicaid programs. Many states have adopted similar prohibitions against payments that are intended to induce referrals of Medicaid and other third-party payor patients. Although the Company believes that neither it nor any of its affiliated physician groups is in violation of any such prohibitions, its operations do not fit within any of the existing or proposed federal safe harbors and may therefore be subject to challenge.

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

         Several states regulate the managed care support activities of organizations other than insurers. In particular, claims administration and utilization review functions may require licensure and the various elements of the operations of the Company may be subject to regulation. The Company believes that PMC holds all necessary licenses for its business activities. However, it cannot be assured that it will receive necessary regulatory approvals for all states in which it intends to conduct business, nor that the applicable operational requirements will not adversely affect the profitability of the Company.

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

Insurance

         The Company's affiliated physician groups maintain medical malpractice liability insurance in the amount of $1.0 million per occurrence and $3.0 million in the aggregate. The Company is named as the additional insured on the policies maintained by each of its affiliated groups. The Company also maintains general liability and umbrella coverage. The umbrella policy has limits of $1.0 million per occurrence and a $10.0 million aggregate. The cost and availability of such coverage has varied widely in recent years. The Company maintains individual and aggregate stop-loss insurance coverage with respect to its and its affiliated groups' risk-sharing contracts. While the Company believes its insurance coverage is adequate for its current operations, there can be no assurance that the coverage maintained by the Company will be sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

Employees

         The Company currently employs approximately 3,400 people, including those employed in its corporate office. The Company is not party to any collective bargaining agreement with a labor union and considers its relations with its employees to be good. The Company does not employ any of the physicians practicing in its affiliated groups.

Item 2.  Properties

         The Company currently leases approximately 8,000 square feet of space at 801 Cherry Street in Fort Worth, Texas, where its headquarters are located, under a lease terminable upon 60 days' notice by either party. The Company believes these facilities are adequate for its current uses and that additional space is available to accommodate its anticipated growth.

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

                                                                                        High         Low
         1997
            First Quarter (commencing March 12).....................................  $    9.25  $    9.00
            Second Quarter..........................................................       9.25       6.00
            Third Quarter...........................................................      11.00       6.75
            Fourth Quarter..........................................................      11.63       8.00
         1998
            First Quarter...........................................................      16.25       8.81
            Second Quarter..........................................................      15.87       8.81
            Third Quarter...........................................................      10.75       8.87
            Fourth Quarter..........................................................       7.87       4.12
         1999
            First Quarter (through March 12)........................................       6.62       4.00

         The Company has not paid any cash dividends on its common stock since its formation. It presently intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions, and other factors. In addition, the Company's ability to pay dividends or make distributions to its stockholders is restricted by the terms of its credit facility. As of March 1, 1999, there were 379 holders of record of Common Stock.

         During 1998, the Company issued 2,955,015 shares of Common Stock to stockholders of seven physician groups in connection with their affiliations with the Company. As of December 31, 1998, the Company had commitments to issue an aggregate of 412,771 shares of Common Stock to physician groups and their stockholders in connection with its affiliations with a physician group in April 1998 and three roll-in physicians to existing groups during the third and fourth quarter of 1998. Such shares are expected to be issued in the second quarter of 1999. Each of such issuances was or will be exempt from registration under the Securities Act, pursuant to section 4(2) of the Act as they did not involve any public offering.

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


                                                   July 1, 1994
                                                   (Inception) to
                                                   December 31,               Years Ended December 31,
                                                      1994          1995         1996         1997         1998
Statements of Operations Data:
Net revenue.....................................   $ 2,259,149  $ 7,843,717  $26,245,196  $80,641,535  $222,502,115
Operating expenses:
Clinic salaries and benefits....................     1,689,007    4,249,813   11,694,973   29,859,718    74,676,074
Clinic rent and lease expense...................       242,235      708,020    2,670,138    7,016,261    17,186,828
Clinic supplies.................................       261,811      624,370    3,213,443    9,667,085    24,873,718
Purchased medical services......................       170,909      781,000      969,650    7,946,989    45,444,439
Other clinic costs..............................       183,158    1,759,013    5,018,876   10,883,588    25,699,233
General corporate expenses......................       172,462      802,980    2,633,585    3,793,552     5,612,103
Depreciation and amortization...................        64,170      203,482      723,641    2,942,604     7,238,960
Interest expense................................         6,659       20,958      209,474      456,175     1,104,273
Merger costs....................................        -            -           682,269       -             -
                                                   -----------  -----------  -----------  -----------   -----------
                                                     2,790,411    9,149,636   27,816,049   72,565,972   201,835,628
Income (loss) before provision for (benefit
     from) income taxes and
     extraordinary charge ......................      (531,262)  (1,305,919)  (1,570,853)   8,075,563    20,666,487
Provision for (benefit from) income taxes.......        12,566      (54,405)      -         2,602,379     7,853,266
                                                   -----------  -----------  -----------  -----------   -----------
Net income (loss) before extraordinary charge ..      (543,828)  (1,251,514)  (1,570,853)   5,473,184    12,813,221
Extraordinary charge - loss on
     extinguishment of debt, net of
     $375,000 income taxes .....................        -            -            -            -           (611,192)
                                                   -----------  -----------  -----------  -----------   -----------
Net income (loss)...............................   $  (543,828) $(1,251,514) $(1,570,853) $ 5,473,184   $12,202,029
                                                   ===========  ===========  ===========  ===========   ===========
Net earnings (loss) per share:
Basic:
     Income  (loss) before extraordinary charge.   $     (0.07) $     (0.16) $     (0.20) $      0.48   $      0.69
     Extraordinary charge.......................          -            -            -            -            (0.03)
                                                   -----------  -----------  -----------  -----------   -----------
     Net income (loss) .........................   $     (0.07) $     (0.16) $     (0.20) $      0.48   $      0.66
                                                   ===========  ===========  ===========  ===========   ===========
Diluted
     Income  (loss) before extraordinary charge.   $     (0.07) $     (0.16) $     (0.20) $      0.38   $      0.61
     Extraordinary charge.......................          -            -            -            -            (0.03)
                                                   -----------  -----------  -----------  -----------   -----------
     Net income (loss)..........................   $     (0.07) $     (0.16) $     (0.20) $      0.38   $      0.58
                                                   ===========  ===========  ===========  ===========   ===========
Weighted average number of common shares
      outstanding:
Basic...........................................     7,871,746    7,871,746    7,870,908   11,375,662    18,621,988
                                                   ===========  ===========  ===========  ===========   ===========
Diluted.........................................     7,871,746    7,871,746    7,870,908   14,224,198    20,957,771
                                                   ===========  ===========  ===========  ===========   ===========

Balance Sheet Data:
Cash and cash equivalents.......................   $   490,391  $ 3,047,366  $ 1,633,534  $15,760,920   $13,870,967
Working capital.................................       951,542    3,376,293    2,253,291   24,207,077    55,497,946
Total assets....................................     2,317,951    6,203,340   30,559,774  162,966,150   306,658,872
Long term debt, less current maturities.........        57,625      278,962    7,809,193   56,603,135    94,939,599
Redeemable equity securities....................        -         3,945,134    3,949,417       -             -
Total stockholders' equity......................     1,423,141      240,439   10,523,972   80,618,737   172,647,506

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         ProMedCo is a medical services company that manages and coordinates the delivery of healthcare in secondary markets. By affiliating with leading primary care driven, multi-specialty physician groups, the Company establishes dominant, local healthcare delivery platforms thus providing physicians the opportunity for increasing control of medical expenditures in their communities. ProMedCo commenced operations in December 1994 and affiliated with its initial physician group in June 1995. The Company's rapid growth during 1996, 1997 and 1998 has resulted from its strong same net revenue market growth consistently exceeding 15%, with the balance of the growth coming from affiliations with additional physician groups. The groups expand through affiliations with additional primary care physicians and specialists and selective additions of ancillary services. In addition to providing operating and expansion capital, the Company provides its affiliated groups with a broad range of strategic and management expertise and services. The Company currently is affiliated with multi-specialty physician groups in 14 states, comprised of approximately 685 physicians and 130 mid-level providers (primarily physician assistants and nurse practitioners), and is associated with 585 physicians in associated independent practice association ("IPA") networks.

         The Company also offers a full range of medical management services to capitated physician networks. Utilizing sophisticated information systems, ProMedCo provides a full range of managed care services to capitated providers, including clinical quality assessment, credentialing, claims processing and payment, referral and utilization management, and case management to its associated IPAs and to those of its affiliated groups that have entered into capitation arrangements, together covering over 120,000 managed care capitated lives.

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

         The Company's net revenue represents the revenue of the physician groups reported at the estimated realizable amounts from patients, third-party payors, and others for services rendered, net of contractual and other adjustments and is further reduced by the amounts paid to physician groups. The amounts paid to physician groups (typically 80-85% of the physician groups' operating income) pursuant to the service agreements primarily consist of the cost of the affiliated physician services. Under the service agreements, the Company provides each physician group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group. The Company does not consolidate the operating results and accounts of the physician groups under EITF 97-2, "Applications of FASB No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contracted Management Agreement."

         Operating expenses consist of the expenses incurred by the Company in fulfilling its obligations under the service agreements. These expenses are the same as the operating costs and expenses that would have been incurred by the affiliated groups, including non-physician salaries, employee benefits, medical supplies, purchased medical services, building rent, equipment leases, malpractice insurance premiums, management information systems, and other expenses related to clinic operations.

         Because of the significance of individual group affiliations and the level of capitation and other revenues, expense ratios and operating margins will vary with each new affiliation. The mix of physician specialties and ancillary services affects the level of clinic salaries and benefits and clinic supplies, and the margins on capitated revenues generally are lower than those on fee-for-service revenues (although capitated revenues can provide incremental profit with little or no additional capital investment). Generally, primary care and office-based physician practices require a higher number of support staff than specialty care or hospital-based practices. Clinic rent and lease expense as a percentage of physician groups revenue will vary based on the size of each affiliated group's offices, the current market rental rate for medical office space in the particular geographic markets and the amount of medical and other equipment under lease. Capitation arrangements may require the purchase of medical services that are not provided by the group accepting capitation. These purchased medical services may include hospitalization, emergency room care and other technical or specialty services. The ratio of purchased medical services to associated capitation revenues will vary depending upon the terms of the individual contracts and the amount of services that can be provided by the particular group. Other clinic costs will vary as a percentage of physician groups revenue based on regional cost differences and the Company's ability to implement operational efficiencies and negotiate more favorable purchasing arrangements.

         In addition to the clinic expenses discussed above, the Company incurs personnel and administrative expenses in connection with maintaining a corporate office function that provides management, administrative and acquisition services to its affiliated groups. The Company's profitability depends on, among other things, increasing market share, expanding healthcare services, enhancing operating efficiencies, and maintaining favorable contractual relationships with payors.

         For the year ended December 31, 1998, two of the Company's affiliated physician groups each contributed 10% or more of the Company's net revenue. Clinics in Champaign, IL, and Pittsfield, MA, represented approximately 25% and 14% of net revenue, respectively.

         In addition to managing its affiliated physician groups, the Company manages an IPA in Maine and New Hampshire. Revenues from this IPA consist of capitation and risk pool payments under managed care contracts with HMOs. Such revenues represent less than 10% of total net revenue. Related operating expenses consist of the cost of providing the medical services required by the HMO members covered by the contracts, and are reflected primarily as purchased medical services.

Results of Operations

         The Company commenced operations in December 1994 and affiliated with its first physician group in June 1995 and its second group in December 1995. The Company entered into affiliations with five additional groups during 1996, seven additional groups during 1997, and with eight additional groups in 1998. Changes in results of operations were caused primarily by affiliations with these additional physician groups.

         The  following   table  sets  forth  the  percentages  of  net  revenue
represented by certain items reflected in the Company's consolidated statements of operations.

                                                                                     Years Ended December 31,
                                                                              1996            1997           1998
                                                                          -----------     -----------     ---------
Statements of Operations:
Net revenue.............................................................       100.0%         100.0%         100.0%
Operating expenses:
   Clinic salaries and benefits.........................................        44.6           37.0           33.5
   Clinic rent and lease expense........................................        10.2            8.7            7.7
   Clinic supplies......................................................        12.2           12.0           11.2
   Purchased medical services...........................................         3.7            9.9           20.4
   Other clinic costs...................................................        19.1           13.5           11.6
   General corporate expenses...........................................        10.0            4.7            2.5
   Depreciation and amortization........................................         2.8            3.6            3.3
   Interest expense ....................................................         0.8            0.6            0.5
   Merger costs.........................................................         2.6            0.0            0.0
                                                                          ----------      ---------       --------
                                                                               106.0           90.0           90.7
                                                                          ----------      ---------       --------
Income (loss) before provision for income taxes and
    extraordinary charge................................................        (6.0)          10.0            9.3
Provision for income taxes..............................................         0.0            3.2            3.5
                                                                          ----------      ---------       --------
Income (loss) before extraordinary charge...............................        (6.0)           6.8            5.8
Extraordinary charge, net of tax........................................         0.0            0.0           (0.3)
                                                                          ----------      ---------       --------
Net income (loss).......................................................        (6.0)%          6.8%           5.5%
                                                                          ==========      =========       ========





Other Financial Information:
   Physician groups revenue, amounts in thousands (1) ..................  $   47,037      $ 127,717       $310,454
   Payor breakdown (2)
       Commercial and discounted fee-for service........................        42.1%          39.2%          36.3%
       Medicare/Medicaid................................................        29.5           24.7           29.6
       Capitation.......................................................        13.9           16.4           20.7
       Other............................................................        14.5           19.7           13.4
                                                                          ----------      ---------       --------
                                                                               100.0%         100.0%         100.0%
                                                                          ==========      =========       ========

-----------------
(1) Physician groups revenues represent the revenue of the physician groups reported at the estimated realizable amounts from patients, third-party payors and others for services rendered, net of contractual and other adjustments.
(2)  As a percentage of physician groups revenues

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

         Net revenue increased by 176% to $222.5 million for the year ended December 31, 1998, from $80.6 million for the year ended December 31, 1997. New affiliations in 1998 produced $56.9 million of this increase and $78.5 million of the increase results from a full year of revenue production and growth from affiliations completed in 1997. In addition, there was $6.5 million growth in revenues from affiliations completed prior to 1997.

         Overall clinic costs, including purchased medical services, as a percentage of net revenue increased to 84.4% for the year ended December 31, 1998, compared to 81.1% for the year ended December 31, 1997. The change in overall clinic costs and specific items is due to the mix of affiliated physician groups managed by the Company. Purchased medical services created the largest increase as a percentage of net revenue, increasing to 20.4% in 1998 compared to 9.9% in 1997. This increase is directly related to the increase in full professional and global capitation revenues, which requires the purchase of services outside the group.

         General corporate expenses as a percentage of net revenue declined to 2.5% for the year ended December 31, 1998, compared to 4.7% for the year ended December 31, 1997. While these costs declined as a percentage of net revenue, the amount of general corporate expenses increased 47.9% to $5.6 million for the year ended December 31, 1998 from $3.8 million for the year ended December 31, 1997. This increase in expenses was expected as the Company continued to add management and technology infrastructure. Management expects these increases in amounts to continue as the Company increases the number of affiliated physician groups.

         Depreciation and amortization as a percentage of net revenue decreased to 3.3% for the year ended December 31, 1998, compared to 3.6% for the year ended December 31, 1997. This decrease results primarily from differences in the mix of assets acquired in connection with these affiliations, but also reflects the impacts of declining consideration levels on new affiliations in the later part of 1998.

         Net interest expense as a percentage of net revenue decreased to 0.5% for the year ended December 31, 1998, compared to 0.6% for the year ended December 31, 1997. Although long term debt levels increased in the latter part of 1998, the resulting interest expense was offset by interest income earned in the earlier part of 1998 on unused proceeds from the Company's public offering of its common stock.

         Provision for income taxes reflects an effective rate of 38.0%. This effective rate is higher than the expected Federal statutory rate primarily due to the impact of state income taxes.

         In December 1998, the Company replaced its then existing credit facility. In connection with this transaction, the Company was required to write off the unamortized deferred financing costs relating to the prior credit facility. The resulting, extraordinary charge amounted to approximately $611,000, net of applicable income taxes of approximately $375,000.

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

         Net revenue increased by 207% to $80.6 million for the year ended December 31, 1997 from $26.2 million for the year ended December 31, 1996. New affiliations in 1997 produced $37.8 million of this increase and affiliations completed in December 1995 through 1996 produced a $16.6 million increase.

         Overall clinic costs, including purchased medical services, as a percentage of net revenue decreased to 81.1% for the year ended December 31, 1997, compared to 89.8% for the year ended December 31, 1996. Decreases in clinic salaries and benefits and other clinic costs were offset partially by an increase in purchased medical services. The change in overall clinic costs and within the individual expense categories is caused primarily by the mix of affiliated physician groups managed by the Company.

         General corporate expenses as a percentage of net revenue declined to 4.7% for the year ended December 31, 1997, compared to 10.0% for the year ended December 31, 1996. While these costs declined as a percentage of net revenue, the amount of general corporate expenses increased 44.0% to $3.8 million for the year ended December 31, 1997 from $2.6 million for the year ended December 31, 1996. This increase in expenses was expected as the Company continued to add management and technology infrastructure.

         Depreciation and amortization as a percentage of net revenue increased to 3.6% for the year ended December 31, 1997, compared to 2.8% for the year ended December 31, 1996. This increase resulted primarily from increased amortization of service agreement rights obtained in the new affiliations in 1997, as well as differences in the mix of assets acquired in connection with these affiliations.

         Net interest expense as a percentage of net revenue decreased to 0.6% for the year ended December 31, 1997, compared to 0.8% for the year ended December 31, 1996. Although long term debt levels increased in the latter part of 1997, the resulting interest expense was offset by interest income earned in the earlier part of 1997 on unused proceeds from the Company's initial public offering.

         Provision for income taxes reflects an effective rate of 32.2%. This effective rate is lower than the expected Federal statutory rate due to the realization of net operating loss carryforwards, which had been previously reserved. At December 31, 1997, all net operating loss carryforwards had been utilized and recognized.

Summary of Operations by Quarter

         The following table presents unaudited quarterly operating results for the preceding eight quarters. The Company believes that all necessary adjustments, consisting only of normal, recurring adjustments, have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Future quarterly results may fluctuate depending on, among other things, the timing and number of affiliations with physician groups. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or for future periods.

                                               Three Months Ended                           Three Months Ended
                               Mar. 31,     Jun. 30,     Sep. 30,     Dec. 3  1    Mar. 31,   Jun. 30,     Sep. 30,      Dec. 31,
                                1997          1997        1997         1997         1998        1998         1998         1998
                            -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Statements of Operations Data:
Net revenue                 $11,717,406  $15,199,871  $17,805,601  $35,918,657  $40,612,453  $51,993,812  $61,096,677  $68,799,173
Operating expenses:
  Clinic salaries and
     benefits                 4,639,895    5,926,457    6,795,818   12,497,548   13,340,225   17,715,045   19,333,680   24,287,124
  Clinic rent and lease
     expense                  1,079,862    1,429,063    1,620,677    2,886,659    3,199,036     3,861977    4,528,776    5,597,039
  Clinic supplies             1,513,716    1,962,366    2,034,422    4,156,581    4,857,545    6,337,031    6,598,383    7,080,759
  Purchased medical
     services                   685,158      780,510      725,486    5,755,835    8,131,910   10,656,091   14,813,087   11,843,351
  Other clinic costs          1,778,472    2,154,875    2,100,817    4,849,424    4,321,958    5,636,433    6,649,411    9,091,431
  General corporate
     expenses                   818,772      823,533    1,113,978    1,037,269    1,083,158    1,291,480    1,232,954    2,004,511
  Depreciation and
      amortization              435,875      602,552      923,093      981,084    1,294,260    1,749,005    2,074,654    2,121,041
  Interest expense
      (revenue)                 115,949        1,148      110,468      228,610      472,219     (170,309)     (47,912)     850,275
Income before provision
   for income taxes and
   extraordinary charge         649,707    1,519,367    2,380,842    3,525,647    3,912,142    4,917,059    5,913,644    5,923,642
Provision for income taxes      194,912      412,429      778,494    1,216,544    1,486,614    1,868,482    2,247,168    2,251,002
                            -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income before
   extraordinary charge         454,795    1,106,938    1,602,348    2,309,103    2,425,528    3,048,577    3,666,476    3,672,640
Extraordinary charge - loss
   on extinguishment
   of debt, net of
   $375,000 of income taxes          -             -            -            -            -            -           -      (611,192)
                            -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income                  $   454,795   $1,106,938   $1,602,348   $2,309,103   $2,425,528   $3,048,577   $3,666,476   $3,061,448
                            ===========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Net earnings (loss) per share:
Basic
   Income before
     extraordinary charge   $      0.05   $     0.09   $     0.13   $     0.18   $     0.18   $     0.17   $     0.17   $     0.17
   Extraordinary charge               -            -            -            -            -            -            -        (0.03)
                            -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Net income             $      0.05   $     0.09   $     0.13   $     0.18   $     0.18   $     0.17   $     0.17   $     0.14
                            ===========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Diluted
   Income before
     extraordinary charge   $      0.04   $     0.08   $     0.11   $     0.15   $     0.15   $     0.15   $     0.16   $     0.16
   Extraordinary charge               -            -            -            -            -            -            -        (0.03)
                            -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Net income               $      0.04   $     0.08   $     0.11   $     0.15   $     0.15   $     0.15   $     0.16   $     0.13
                            ===========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Weighted average
   number of common shares
   outstanding:
Basic                         8,669,343   12,031,726   12,042,769   12,507,883   13,615,887   17,841,121   21,450,466   21,514,216
                            ===========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Diluted                      11,617,229   14,704,451   15,260,449   15,355,033   16,490,851   20,554,789   23,539,875   23,330,729
                            ===========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Other Data (at end of period):
Total providers                     233          238          280          982        1,097        1,285        1,316        1,398
                            ===========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Affiliated physicians               180          186          224          354          440          592          606          683
Mid-level providers                  53           52           56          100          115          123          127          132
IPA physicians                       --           --           --          528          542          583          583          583
Number of states                      5            5            6           10           11           13           13           14


Year 2000

         The Company is aware of issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         The Company continues to assess the impact of the Year 2000 issue on its information systems and operations using both internal and external resources. The Company divides its internal procession software into three broad categories: financial (including general ledger, accounts payable, fixed assets, purchasing and inventory control), practice management (including billing and accounts receivable) and managed care. The Company has installed a new, common financial software package at all locations that is certified Year 2000 compliant. The Company's philosophy with respect to practice management systems is to utilize the legacy system in place as long as it can capably serve the physicians' needs. Of the Company's existing affiliated groups, only three locations are utilizing practice management systems that are not currently Year 2000 compliant. Two of these locations have been scheduled for system conversions and upgrades in the second quarter of 1999 to handle increased patient volume. These planned conversions will be Year 2000 compliant. The third location utilizes on a system maintained by a local hospital; ProMedCo is working with the hospital to complete Year 2000 testing during the second quarter of 1999. The Year 2000 assessment process continues with each new affiliation. Inadequate or noncompliant practice management systems could be acquired in a new affiliation, which would require system remediation or replacement. Given these issues, the Company is currently unable to estimate the costs of the remediation or replacements that may be required during 1999. With its current strategy of replacing inadequate practice management systems, however, the Company does not believe that Year 2000 issues will cause a conversion of one or more of its practice management systems to be more or less difficult than a typical system conversion. The Company's primary managed care technology resides at its risk management subsidiary, PMC Medical Management ("PMC"). PMC is currently upgrading its systems to be Year 2000 compliant. This process is expected to be completed in the second quarter of 1999 and the costs are not currently estimated to be material.

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

Liquidity and Capital Resources

         At December 31, 1998, the Company had working capital of $55.5 million, compared to $24.2 million at December 31, 1997. This increase resulted primarily from the acquisition of current assets (primarily accounts receivable) in excess of current liabilities assumed in new affiliations. About 30% of this increase resulted from an increase in accounts receivable in affiliations where ProMedCo did not buy the existing accounts receivable of the group (see discussion below). Although each new affiliation will have its own specific structure, the Company typically acquires current assets well in excess of the current liabilities it assumes.

         Cash used in operations for the year ended December 31, 1998 amounted to $12.5 million. This is primarily attributable to a "ramp up" in accounts receivable of approximately $11.1 million in physician group affiliations completed in the fourth quarter of 1997 and during 1998, where the Company did not acquire the medical group's existing accounts receivable. Overall, net accounts receivable of $51.4 million at December 31, 1998 amounted to 47 days of net physician groups revenue (excluding other revenues) for the fourth quarter of 1998. While this measure of net accounts receivable has risen since the first quarter of 1998, when days outstanding was 42 days, the increase in days outstanding can be attributed, in part, to the "ramp up" in accounts receivable for the affiliations discussed above, as well as increases resulting from changes in payor mix, most notably in Medicare/Medicaid from 25% in 1997 to 30% in 1998. Net income, combined with depreciation and amortization, deferred taxes, and an increase in payable to affiliated physician groups, accrued expenses and other current liabilities provided $23.8 million in cash flows. This was offset by increases in accounts receivable, management fees receivable, due from affiliated physician groups, prepaid expenses and other current assets and other assets and decreases in accounts payable totaling $36.3 million.

         The Company had aggregate cash expenditures of $57.4 million and issued or committed to issue an aggregate of approximately 500,000 shares of its common stock for the acquisition of clinic assets during the year ended December 31, 1998. Of the cash expenditures, $14.9 million was for additional physicians at existing clinics and deferred payments associated with previously completed acquisitions. Capital expenditures amounted to $4.1 million for the year ended December 31, 1998. Although each of the Company's service agreements with its affiliated physician groups requires the Company to provide capital for equipment, expansion, additional physicians and other major expenditures, no specific amounts have been committed in advance. Capital expenditures are made based partially upon the availability of funds, the sources of funds, alternative projects and an acceptable repayment period.

         During May 1998, the Company completed a public offering of 6,900,000 shares of common stock at a price of $11.00 per share (the "Secondary Offering"). Gross and net proceeds from the Secondary Offering were $75.9 million and $72.5 million, respectively. In addition, net proceeds were reduced by approximately $600,000 of expenses relating to the Secondary Offering.

         Effective December 17, 1998, the Company entered into a new revolving credit agreement (the "Credit Facility"). The Credit Facility provides for a three-year commitment to fund revolving credit borrowings of up to $125.0 million for acquisitions and general working capital purposes. The interest rate under the Credit Facility is set at the Company's options and varies based on the Company's leverage, as follows: (i) the higher of the federal funds rate plus 0.5% to 1.25% or the prime rate plus 0.0% to 0.75%, or (ii) the Eurodollar rate plus 1.25% to 2.25%. As of December 31, 1998, the effective interest rate on the Credit Facility was 7.2%. The Credit Facility includes certain restrictive covenants including limitations on the payment of dividends as well as the maintenance of certain financial ratios. Under the terms of the Credit Facility, the Company paid a commitment fee and other closing costs of approximately $1 million which has been capitalized in other assets in the accompanying consolidated balance sheets and is amortized as an adjustment to interest expense using the effective interest method. At the Company's option, the Company can convert the outstanding balance on the Credit Facility to a term loan which is due December 17, 2003. The Credit Facility is secured by substantially all the assets of the Company. As of December 31, 1998, the Company had $70.5 million available under the Credit Facility subject to certain conditions as defined by the agreement.

         In connection with the August 1997 Christie Clinic affiliation, the Company agreed to lend the physician group a total of $42.7 million, the proceeds of which are being utilized by the group's physicians. An initial loan of $3.0 million was funded in November 1997, $16.4 million was funded in December 1997, $5.83 million was funded in December 1998, with additional loans of $5.83 million to be funded each December through 2001. This note receivable is recorded in long term receivables in the Company's consolidated balance sheet. The note receivable earns interest at 8% and is an interest-only loan, payable monthly, through November 2007, after which the balance is to be repaid in annual installments through December 2022. After December 2007, an amount equal to one twelfth of the annual amortization is required to be set aside by the physician group each month to fund each upcoming annual installment. Certain assets of the affiliated physician group have been pledged as security under the loan, and the loan provides certain rights of offset against distributions to the physician group under the service agreement in the event of default under the loan agreement. As of December 31, 1998, the outstanding loan totaled $25.2 million, and the Company estimates that the carrying value this receivable approximates the fair value.

         In November 1998, the Company entered into a similar agreement with a new physician group to loan $8 million, all of which was funded on November 12, 1998. The purpose of this loan was to provide the physician group with liquidity for general corporate purposes and to strengthen the physician-association relationships. Interest is payable to the Company monthly at an annual rate of 8.0%. The principal will be repaid in 180 monthly payments beginning on November 30, 2008. Certain assets of the affiliated physician group have been pledged as security under the loan, and the loan provides certain rights of offset against distributions to the physician group under the service agreement in the event of default under the loan agreement. As of December 31, 1998, the outstanding loan totaled $8.0 million, and the Company estimates that the carrying value this receivable approximates the fair value.

         In connection with the March 1997 Naples affiliation, the Company issued $8.6 million of notes payable in three equal annual installments in April 1998, 1999 and 2000. The notes bear interest at 9%, with interest payable in options to purchase the Company's common stock at a price of $9.00 per share (valued in accordance with the Black-Scholes model), provided the market price for the stock is above the exercise price at the time of payment. Interest may be paid in cash at the option of either party if the market price for the stock is $9.00 or less at the time of payment.

         In April 1998, in connection with the affiliation of a new physician group, the Company issued $6.5 million in convertible subordinated notes. The notes bear interest of 4.75% paid annually on March 31 and can be converted into shares of the Company's common stock any time after April 17, 1999 and prior to March 31, 2005 at a conversion price of $15.35, subject to adjustment under the note agreements.

         The Company had cash and cash equivalents of $13.9 million at December 31, 1998. In addition to cash, the Company's principal sources of liquidity were accounts receivable of $51.4 million at December 31, 1998 and availability under the working capital portion of the Credit Facility of $70.5 million. The Company believes that the combination of these sources will be sufficient to meet its working capital needs for the next twelve months. The Company's future acquisition, expansion and capital expenditure programs will require substantial amounts of capital resources. To meet the capital needs of these programs, the Company will continue to evaluate alternative sources of financing, including short- and long-term bank indebtedness, and other forms of financing, the availability and terms of which will depend upon market and other conditions. There can be no assurance that additional financing will be available on terms acceptable to the Company.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                               Part III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by Item 10 will be contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the captions "Directors and Nominees," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

Item 11.  Executive Compensation.

         The information required by Item 11 will be contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Executive Compensation," and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 12 will be contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         The information required by Item 13 will be contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Compensation Committee Interlocks and Insider Participation and Certain Transactions," and is incorporated herein by reference.

                                 Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) List of Financial Statements. The following is a list of the financial statements included at the end of this Report of Form 10-K beginning on page F-1:

     Report of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 1997 and 1998
     Consolidated Statements of Operations for the Years Ended December 31,
           1996, 1997 and 1998
     Consolidated Statements of Stockholders' Equity for the Years Ended
           December 31, 1996,  1997 and 1998
     Consolidated  Statements of Cash Flows for the Years Ended  December 31,
           1996,  1997 and 1998
     Notes to Consolidated Financial Statements

              (2) List of Financial Statement Schedules. All schedules have been omitted because they are not applicable or not required, or the required information is provided in the financial statements or notes thereto.

         (b)  Reports on Form 8-K.

         No Reports on Form 8-K were filed during the fourth quarter of 1998.

         (c) List of Exhibits. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon written request of any stockholder at a charge of $.25 per page plus postage.

Exhibit
Number                                               Description

1                 Form of Purchase Agreement. (1)
2                 Asset Purchase  Agreement  dated as of January 19, 1996 by and among  ProMedCo,  Inc.,  ProMedCo of Abilene,  inc. and
                  Abilene Diagnostic Clinic, P.L.L.C. (2)
2(a)              First  Amendment to Asset Purchase  Agreement dated as of
                  January 19, 1996 by and among  ProMedCo,  Inc.,  ProMedCo of
                  Abilene, inc., and Abilene Diagnostic Clinic, P.L.L.C. (2)
2.1               Plan and  Agreement  for  Reorganization  dated as of
                  September 13, 1996 by and between  ProMedCo,  Inc.,  ProMedCo of Temple, Inc., and King's Daughters Clinics, P.A. (2)
2.2               Agreement  for  Statutory  merger  dated as of November 7,
                  1996 by and between  ProMedCo,  Inc.,  ProMedCo of Northern
                  Nevada, Inc. and Western medical Management Corporation,
                  Inc. (2)
3.1               Form of Restated Certificate of Incorporation of ProMedCo
                  Management Company. (2)
3.2               By-laws of ProMedCo Management Company. (2)
4                 Form of Rights Agreement. (2)
10.1              Interim  Service  Agreement  dated as of January  19,  1996 by and  between  ProMedCo  of  Abilene,  inc.  and Abilene
                  Diagnostic Clinic, P.L.L.C. (2)(3)
10.1(a)           First  Amendment  to Service  Agreement  and  Interim  Service
                  Agreement dated as of January 19, 1996 by and between ProMedCo of Abilene, inc. and Abilene Diagnostic Clinic,
                  P.L.L.C. (2)
10.2              Service Agreement  dated as of January 19, 1996 by and between
                  ProMedCo  of  Abilene,  Inc.  and Abilene  Diagnostic
                  Clinic, P.L.L.C. (2)(3)
10.3              Service  Agreement  dated as of March 12, 1996 by and between
                  ProMedCo,  Inc. of Cullman,  Inc.  and Cullman  Primary
                  Care, P.C. (2)(3)
10.4              Service Agreement dated as of April 1, 1996 by and between
                  ProMedCo of Mayfield, Inc. and Morgan-Haugh, P.S.C. (2)(3)
10.5              Amended and  Restated  Service  Agreement  dated as of June
                  24, 1996 by and between  ProMedCo of Lake Worth,  Inc. and
                  Tarrant Family Practice, P.A. (2)(3)

10.6 Service Agreement dated as of June 30, 1995 by and between ProMedCo of Denton, Inc. and North Texas Medical Surgical Clinic, P.A. (2)(3)
10.7 Credit Agreement dated as of June 12, 1996 among ProMedCo, Inc., the Lenders referred to therein, and NationsCredit Commercial Corporation, as Agent. (2)
10.8              1996 Stock Option Plan. (2)
10.9              Employee Stock Purchase Plan. (2)
10.10             Employment Agreement with H. Wayne Posey. (2)
10.11             Employment Agreement with Richard R. D'Antoni. (2)
10.12             Amended and Restated Employment Agreement with Dale K.
                  Edwards. (2)
10.13             Employment Agreement with R. Alan Gleghorn. (2)
10.14             Employment Agreement with Rick E. Weymier. (2)
10.15             Employment Agreement with Deborah A. Johnson. (2)
10.16 Service Agreement dated as of September 1, 1996 by and between ProMedCo of Temple, Inc. and Physicians of King's Daughters, P.A. (2)
10.17             Employment Agreement with Robert D. Smith. (2)
10.18 Form of Service Agreement by and between ProMedCo of Northern Nevada, Inc. and Knutzen Goring Medical Group, Ltd. DBA The Northern Nevada Medical Group. (2)(3)
10.19             1994 Stock Option Plan. (2)
10.20 Asset Purchase Agreements as of April 23, 1997 by and between ProMedCo Management Company, ProMedCo of Southwest Florida, Inc., Naples Medical Center, P.A. and Naples Obstetrics & Gynecology, M.D., P.A. Included as Appendix 2.9A to the Agreement is the Service Agreement by and between ProMedCo of Southwest Florida and Naples Medical Center, P.A. (4)
10.21 Asset Purchase Agreement as of August 12, 1997 by and between ProMedCo Management Company, PHB Management Company,
                  Inc.  and  HealthAmerica  Pennsylvania,  Inc.
                  Service Agreement by and between PHB Management Company, Inc. and HealthAmerica Pennsylvania, Inc. effective October 1, 1997. (5)
10.22 Stock Purchase Agreement as of October 8, 1997 by and between ProMedCo Management Company, ProMedCo of Sarasota,
                  Inc., IMG, Inc. (formerly known as Intercoastal Medical Group, Inc.), and Intercoastal Medical Group, Inc. Service Agreement by and between ProMedCo of Sarasota and Intercoastal Medical Group, Inc., effective August 1, 1997. (6)
10.23 Agreement for Statutory Merger by and between HP Acquisition Corp., a Wholly Owned Subsidiary of ProMedCo Management Company, with PBMA Health Systems, Inc. and Health Plans, Inc. dated July 25, 1997. (7)
10.24 Amended and Restated Credit Agreement dated as of November 13, 1997 among ProMedCo Management Company, the Lenders referred to therein, and NationsCredit Commercial Corporation, as Agent. (8)
10.25 Agreement for Statutory Merger between ProMedCo Management Company, ProMedCo of Berkshire, Inc. and Berkshire Physicians & Surgeons, P.C., dated April 14, 1998. (9)
10.26 Service Agreement between Commonwealth Health Management Services, Inc. and BP&S, P.C., dated April 1, 1998. (9)
10.27 Second Amended and Restated Credit Agreement dated as of April 16, 1998 among ProMedCo Management Company, the Lenders referred to therein, and NationsCredit Commercial Corporation, as Agent. (1)

10.28             Credit  Agreement dated as of December 17, 1998 among ProMedCo
                  Management  Company,  the  Lenders  referred  to  therein  and
                  NationsBank,   N.A.  as  Agent  and   NationsBanc   Montgomery
                  Securities, LLC, as Arranger
11                Computation of Net Income Per Share.
21                List of Subsidiaries.
23.1              Consent of Independent Public Accountants.
27                Financial Data Schedule.


(1) Filed as an exhibit of the same number to the Company's registration statement on Form S-3 (File No. 333-50105).
(2) Filed as an exhibit of the same number to the Company's registration statement on Form S-1 (File No. 333-10557).
(3) Confidential treatment has been requested and an application has been separately filed with the Commission.
(4) Filed as exhibit 2.3 to the Company's report on Form 8-K filed with the Commission on May 7, 1997.
(5) Filed as an exhibit to the Company's report on Form 8-K filed with the Commission on October 15, 1997.
(6) Filed as an exhibit to the Company's report on Form 8-K filed with the Commission on October 23, 1997.
(7) Filed as an exhibit to the Company's report on Form 8-K filed with the Commission on December 17, 1997.
(8) Filed as an exhibit to the Company's report on Form 10-K filed with the Commission on March 26, 1998.
(9) Filed as an exhibit to the Company's report on Form 8-K filed with the Commission on May 1, 1998.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PROMEDCO MANAGEMENT COMPANY


                                     By:   /s/ H. WAYNE POSEY
                                             H. Wayne Posey
                                Chairman, President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              Signature                              Title                                 Date


/s/ H. WAYNE POSEY                       Chairman, President, Chief Executive         March 31, 1999
--------------------------------------
H. Wayne Posey                           Officer and Director
                                         (Principal Executive Officer)

/s/ ROBERT D. SMITH                      Senior Vice President-Finance and            March 31, 1999
--------------------------------------
Robert D. Smith                          Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

/s/ RICHARD R. RAGSDALE                  Director                                     March 31, 1999
--------------------------------------
Richard R. Ragsdale

/s/ DAVID T. BAILEY, M.D.                Director                                     March 31, 1999
--------------------------------------
David T. Bailey, M.D.

/s/ CHARLES J. BUYSSE, M.D.              Director                                     March 31, 1999
--------------------------------------
Charles J. Buysse, M.D.

/s/ E. THOMAS CHANEY                     Director                                     March 31, 1999
--------------------------------------
E. Thomas Chaney

/s/ JAMES F. HERD, M.D.                  Director                                     March 31, 1999
---------------------------------------
James F. Herd, M.D.

/s/ JACK W. MCCASLIN                     Director                                     March 31, 1999
--------------------------------------
Jack W. McCaslin

                         INDEX TO FINANCIAL STATEMENTS


ProMedCo Management Company                                                                                   Page
Report of Independent Public Accountant.........................................................................F-1

Consolidated Balance Sheets as of December 31, 1997 and 1998 ...................................................F-2

Consolidated Statements of Operations for the Three Years Ended
  December 31, 1998............................................................................................ F-4

Consolidated Statements of Stockholders' Equity for the Three Years Ended
  December 31, 1998.............................................................................................F-5

Consolidated Statements of Cash Flows for the Three Years Ended
  December 31, 1998.............................................................................................F-6

Notes to Consolidated Financial Statements......................................................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
ProMedCo Management Company:

We have audited the accompanying consolidated balance sheets of ProMedCo Management Company (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProMedCo Management Company and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP


Fort Worth, Texas,
March 12, 1999

                    PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



                                                                                          December 31,
                                 ASSETS                                              1997              1998
                                 ------                                         --------------    --------------
Current assets:
         Cash and cash equivalents                                              $   15,760,920    $   13,870,967
         Accounts receivable, net of allowances of approximately
              $19,281,000 and $45,281,000, respectively                             22,463,689        51,375,337
         Management fees receivable                                                  1,938,464         8,490,099
         Due from affiliated physician groups                                        2,870,607         5,584,651
         Deferred tax benefit                                                           -              2,205,835
         Prepaid expenses and other current assets                                   6,917,675        13,042,824
                                                                                --------------    --------------
                      Total current assets                                          49,951,355        94,569,713

Property and equipment, net of accumulated depreciation of approximately
         $2,630,000 and $5,668,000, respectively                                    10,590,561        15,125,569

Intangible assets, net of accumulated amortization of approximately
         $1,775,000 and $5,967,000, respectively                                    77,195,351       153,402,297

Long term receivables                                                               23,915,884        40,428,738

Other assets                                                                         1,312,999         3,132,555
                                                                                --------------    --------------
                      Total assets                                              $  162,966,150    $  306,658,872
                                                                                ==============    ==============

  The accompanying notes are an integral part of these financial statements.

                 PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS - (Continued)

                                                                                          December 31,
                  LIABILITIES AND STOCKHOLDERS' EQUITY                               1997              1998
                  ------------------------------------                          --------------    --------------
Current liabilities:
         Accounts payable                                                       $    3,185,208    $    4,683,218
         Accrued salaries, wages and benefits                                        6,562,903         8,146,391
         Payable to affiliated physician groups                                      2,895,023         6,640,636
         Accrued purchased medical services                                          3,251,751         6,087,151
         Accrued expenses and other current liabilities                              2,762,978         6,741,451
         Deferred income tax liability                                                 174,101            -
         Current maturities of notes payable                                         3,676,365         3,231,551
         Current portion of obligations under capital leases                           609,591           557,449
         Current portion of deferred purchase price                                  1,575,308         2,137,154
         Income taxes payable                                                        1,051,050           846,766
                                                                                --------------    --------------
                      Total current liabilities                                     25,744,278        39,071,767

Notes payable, net of current maturities                                            39,688,325        58,130,408
Obligations under capital leases, net of current portion                             1,073,886           701,042
Deferred purchase price, net of current portion                                     11,008,931        25,289,764
Convertible subordinated notes payable                                               1,765,058         7,634,626
Deferred income tax liability                                                        1,103,876         2,871,838
Other long term liabilities                                                          1,963,059           311,921
                                                                                --------------    --------------
                      Total liabilities                                             82,347,413       134,011,366
                                                                                --------------    --------------
Commitments and contingencies

Stockholders' equity:

         Preferred stock, $0.01 par value, 20,000,000 shares authorized and no
              shares outstanding                                                        -                 -
         Common stock, $0.01 par value; 50,000,000 shares authorized;
              10,686,767 and 21,024,415 shares issued and outstanding in 1997
              and 1998, respectively                                                   106,868           210,244
         Additional paid-in-capital                                                 58,946,838       152,785,961
         Common stock to be issued, 2,875,073 and 412,771 shares, in 1997 and
              1998, respectively                                                    20,121,059         6,005,300
         Stockholder notes receivable                                                 (369,665)         (369,665)
         Accumulated earnings                                                        1,813,637        14,015,666
                                                                                --------------    --------------
                      Total stockholders' equity                                    80,618,737       172,647,506
                                                                                --------------    --------------
                      Total liabilities and stockholders' equity                $  162,966,150    $  306,658,872
                                                                                ==============    ==============


  The accompanying notes are an integral part of these financial statements.

                 PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Years Ended December 31,
                                                                    1996             1997               1998
Net revenue                                                   $  26,245,196     $   80,641,535    $  222,502,115

Operating expenses:
     Clinic salaries and benefits                                11,694,973         29,859,718        74,676,074
     Clinic rent and lease expense                                2,670,138          7,016,261        17,186,828
     Clinic supplies                                              3,213,443          9,667,085        24,873,718
     Purchased medical services                                     969,650          7,946,989        45,444,439
     Other clinic costs                                           5,018,876         10,883,588        25,699,233
     General corporate expenses                                   2,633,585          3,793,552         5,612,103
     Depreciation and amortization                                  723,641          2,942,604         7,238,960
     Interest expense, net                                          209,474            456,175         1,104,273
     Merger costs                                                   682,269             -                 -
                                                              --------------    --------------    --------------
              Total operating expenses                           27,816,049         72,565,972       201,835,628
                                                              -------------     --------------    --------------

Income (loss) before provision for income taxes and
     extraordinary charge                                        (1,570,853)         8,075,563        20,666,487

Provision for income taxes                                           -               2,602,379         7,853,266
                                                              -------------     --------------    --------------

Net income (loss) before extraordinary charge                    (1,570,853)         5,473,184        12,813,221

Extraordinary charge - loss on extinguishment of debt, net
     of income taxes of approximately $375,000                       -                  -               (611,192)
                                                              -------------     --------------    --------------

Net income (loss)                                             $  (1,570,853)    $    5,473,184    $   12,202,029
                                                              =============     ==============    ==============
Net earnings (loss) per share:
     Basic
         Income (loss) before extraordinary charge            $       (0.20)    $         0.48    $         0.69
         Extraordinary charge                                        -                  -                  (0.03)
                                                              -------------     --------------    --------------
              Net income (loss)                               $       (0.20)    $         0.48    $         0.66
                                                              =============     ==============    ==============
     Diluted
         Income (loss) before extraordinary charge            $       (0.20)    $         0.38    $         0.61
         Extraordinary charge                                        -                  -                  (0.03)
                                                              -------------     --------------    --------------
              Net income (loss)                               $       (0.20)    $         0.38    $         0.58
                                                              =============     ==============    ==============


Weighted average number of common shares outstanding:
     Basic                                                        7,870,908         11,375,662        18,621,988
     Diluted                                                      7,870,908         14,224,198        20,957,771



   The accompanying notes are an integral part of these financial statements.

              PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES


             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY






                             Class B                               Additional    Common    Stockholder   Accumulated
                          Common Stock         Common Stock          Paid-In    Stock To      Notes       Earnings
                       Shares     Amount     Shares      Amount      Capital    Be Issued  Receivable     (Deficit)      Total

Balance, December
  31, 1995           1,226,150      12,262   2,320,549      23,205    2,321,500       4,000   (31,834)   (2,088,694)        240,439

  Common stock
   issued                -            -        843,729       8,437    9,634,903       -      (120,000)         -          9,523,340
  Stock options
   exercised             -            -         22,851         229       31,077       -       (31,306)         -            -
  Stock
   subscription
   canceled              -            -           -            -          -          (4,000)    4,000          -            -
  Common stock
    to be issued         -            -           -            -          -       2,303,212        -           -          2,303,212
  Stockholder
   notes payments        -            -           -            -          -            -       27,834          -             27,834
Net loss                 -            -           -            -          -            -          -      (1,570,853)     (1,570,853)
                     ---------   ---------   ---------    --------  -----------  ---------- ---------    ----------     -----------

Balance, December
  31, 1996           1,226,150      12,262   3,187,129      31,871   11,987,480   2,303,212  (151,306)   (3,659,547)     10,523,972

  Common stock
   issued in
   initial public
   offering, net        -             -      4,000,000      40,000   31,705,000       -          -           -           31,745,000
  Redeemable
    preferred
    shares
    converted           -             -        500,000       5,000    2,952,641       -          -           -            2,957,641
  Redeemable
    common shares
    converted           -             -        165,296       1,653      990,123       -          -           -              991,776
  Class B common
    converted       (1,226,150)    (12,262)  1,226,150      12,262         -          -          -           -                 -
  Warrants and
    options
    exercised           -             -         59,786         597       92,142       -          -           -               92,739
  Subordinated
   notes payable
   converted            -             -          3,912          39       35,177       -          -           -               35,216
  Common stock
   issued and
   to be issued,
   net                  -             -      1,608,656      16,087   11,565,716  17,817,847  (249,671)       -           29,149,979
  Treasury stock
   purchased
   and retired          -             -        (64,162)       (641)    (381,441)      -          -           -             (382,082)
  Stockholder
   notes payments       -             -           -            -            -         -        31,312        -               31,312
Net income              -             -           -            -            -         -          -        5,473,184       5,473,184
                     ---------   ---------   ---------    --------  -----------  ---------  ---------    ----------     -----------

Balance, December
  31, 1997              -            -      10,686,767     106,868   58,946,838  20,121,059  (369,665)    1,813,637      80,618,737
                     ---------   ---------   ---------    --------  -----------  ---------  ---------    ----------     -----------

  Common stock
   offering, net        -            -       6,900,000      69,000   71,820,496       -          -           -           71,889,496

  Warrants and
   options exercised    -            -         406,540       4,065      547,038       -          -           -              551,103

  Subordinated notes
   payable converted    -            -          76,093         761      684,004       -          -           -              684,765

  Common stock
   issued and to
   be issued, net       -            -       2,955,015      29,550   20,787,585 (14,115,759)     -           -            6,701,376
Net income              -            -           -            -            -          -          -       12,202,029      12,202,029
                     ---------   ---------   ---------    --------  -----------  ---------  ---------    ----------     -----------

Balance, December
  31, 1998              -        $   -      21,024,415    $210,244  $152,785,961 $6,005,300 $(369,665)   $14,015,666   $172,647,506
                     =========   =========   =========    ========  ===========  ==========  ========    ==========     ===========





   The accompanying notes are an integral part of these financial statements.

               PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Years Ended December 31,
                                                                    1996             1997               1998
Cash flows from operating activities:
    Net income (loss) before extraordinary charge              $  (1,570,853)     $  5,473,184    $  12,813,221
    Extraordinary charge                                                                               (611,192)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities
       (net of effects of purchase transactions)-
       Depreciation and amortization                                 723,641         2,942,604        7,238,960
       Deferred provision for income taxes                           -                 329,840        1,267,343
       Net gain on sale of fixed assets                             (229,251)           -                -
       Noncash compensation                                           14,750            -                -
       Changes in assets and liabilities-
          Accounts receivable                                       (785,773)       (7,179,281)     (19,963,539)
          Management fees receivable                              (1,149,630)          457,449       (6,644,822)
          Due from affiliated physician groups                      (428,830)       (1,972,295)      (2,714,044)
          Prepaid expenses and other current assets                 (205,401)       (3,624,430)      (1,226,703)
          Other assets                                              (172,985)         (402,298)        (639,685)
          Accounts payable                                           (96,932)        1,558,148       (5,122,401)
          Payable to affiliated physician groups                   1,242,641         5,191,027        1,539,123
          Accrued expenses and other current liabilities           1,468,040        (1,499,493)       1,539,337
                                                               -------------     --------------   -------------
              Net cash provided by (used in) operating
                 activities                                       (1,190,583)        1,274,455      (12,524,402)
                                                               -------------     -------------    --------------

Cash flows from investing activities:
    Purchases of property and equipment                           (1,102,029)       (2,817,907)      (4,081,535)
    Proceeds from sale of equipment                                  242,175            -                -
    Purchases of clinic assets, net of cash                       (2,435,905)      (22,391,718)     (57,373,146)
    Increase in notes receivables (net of effects of
       purchase transactions)                                        -             (20,024,375)     (17,458,211)
                                                               -------------     --------------   --------------
              Net cash used in investing activities               (3,295,759)      (45,234,000)     (78,912,892)
                                                               --------------    -------------    --------------

Cash flows from financing activities:
    Borrowings under notes payable                                 4,482,557        30,550,891      132,775,099
    Payments on notes payable                                       (331,715)       (2,838,760)    (114,777,966)
    Payments on capital leases                                       (70,132)         (561,998)        (424,986)
    Payment of deferred financing costs                             (565,137)         (300,500)      (1,007,546)
    Payment of deferred offering costs                              (564,427)           -                -
    Proceeds from issuance of common stock                           125,000        31,837,739       72,982,740
    Purchase and retirement of treasury shares                       -                (382,082)          -
    Issuance of stockholder notes receivable                          (3,636)         (218,359)          -
                                                               --------------    -------------    -------------

              Net cash provided by financing activities            3,072,510        58,086,931       89,547,341
                                                               -------------     -------------    -------------

Increase (decrease) in cash and cash equivalents                  (1,413,832)       14,127,386       (1,889,953)

Cash and cash equivalents, beginning of period                     3,047,366         1,633,534       15,760,920

                                                               -------------     -------------    -------------
Cash and cash equivalents, end of period                       $   1,633,534     $  15,760,920    $  13,870,967
                                                               =============     =============    =============
Supplemental disclosure of cash flow information (See Notes 3 and 7):
    Cash paid during the year-
       Interest expense                                        $     137,242     $     689,199    $   3,165,463
       Income taxes                                            $           -     $   1,299,118    $   6,668,295



  The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1996, 1997 and 1998


1.   DESCRIPTION OF BUSINESS

ProMedCo Management Company ("ProMedCo" or the "Company"), a Delaware corporation, is a medical services company that manages and coordinates the delivery of healthcare in secondary markets. The Company focuses exclusively on secondary markets, in which it establishes local delivery systems using the platform of primary care-driven, multi-specialty physician groups. By affiliating with leading primary care driven, multi-specialty physician groups, the Company establishes dominant, local healthcare delivery platforms thus providing physicians the opportunity for increasing control of medical expenditures in their communities. The groups expand through affiliations with additional primary care physicians and specialists and selective additions of ancillary services. In addition to providing operating and expansion capital, the Company provides its affiliated groups with a broad range of strategic and management expertise and services. The Company also offers a full range of medical management services to capitated physician networks. The Company currently is affiliated with multi-specialty physician groups in 14 states, comprised of approximately 685 physicians and 130 mid-level providers (primarily physician assistants and nurse practitioners), and is associated with 585 physicians in associated independent practice association ("IPA") networks.

The Company, through its wholly-owned subsidiaries, typically acquires certain net assets of and manages physician groups under long term service agreements with affiliated physician groups. The Company provides administrative and technical support for professional services rendered by the physician groups under service agreements. Under the service agreements, the Company is reimbursed for all clinic expenses, as defined in the agreement, and participates at varying levels in the excess of net clinic revenue over clinic expenses.

2.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation/Basis of Consolidation

The consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Company and its wholly owned subsidiaries. The Company's subsidiaries acquire the operating assets and assume certain liabilities of the physician groups and account for the Company's management activities with the physician groups under the Company's long term service agreements. The Company does not consolidate the operating results and accounts of the physician groups under EITF 97-2, "Applications of FASB No. 94 and APB No. 16 to Physician Practice Management Entities and Certain other Entities under Contracted Management Agreement". All significant intercompany accounts and transactions have been eliminated.

In November 1996, the Company entered into a definitive agreement with Western Medical Management Corp., Inc. ("Reno"), a physician management company. Under the terms of the agreement, Reno exchanged its common stock for common stock of the Company upon consummation of the initial public offering (the "Initial Offering") (see Notes 3 and 8). This transaction has been accounted for as a pooling of interests, as defined by APB No. 16, "Business Combinations." The accompanying financial statements are based on the assumption that the companies were combined for the full periods presented and prior financial statements have been restated to give effect to the combination.

Certain prior year balances have been reclassified to conform to the 1998 presentation.

Net Revenue

Net revenue represents physician groups revenue less amounts paid to physician groups. The amounts paid to physician groups (typically 80-85% of the physician groups' operating income) represents amounts paid to the physicians pursuant to the service agreements between the Company and the physician groups and primarily consists of the cost of the affiliated physician services. Under the service agreements, the Company provides each physician group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group.

Net revenue is detailed as follows:

                                                                   1996             1997              1998
                                                              -------------     --------------   --------------
         Physician groups revenue, net                        $  47,036,801     $  120,961,775   $  304,689,084
         Other revenue                                               -               6,755,000        5,765,000
                                                              --------------    ---------------  --------------
         Total revenue                                            47,036,801       127,716,775      310,454,084
         Amounts paid to physician groups                         20,791,605        47,075,240       87,951,969
                                                              --------------    --------------   --------------

         Net revenue                                          $   26,245,196    $   80,641,535   $  222,502,115

Physician groups revenue represents the revenue of the physician groups reported at the estimated realizable amounts from patients, third-party payors, and others for services rendered, net of contractual and other adjustments. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. There are no material claims, disputes, or other unsettled matters that exist to management's knowledge concerning third-party reimbursements. In addition, management believes there are no retroactive adjustments that would be material to the Company's financial statements. Other revenue represents fees from management consulting, supplemental implementation services, and other miscellaneous revenues.

Accounts Receivable

Accounts receivable principally represents receivables from patients and other third party payors for medical services provided by the physician groups. Such amounts are recorded net of contractual allowances and estimated bad debts.
Management continually monitors and periodically adjusts its allowances associated with these receivables based on estimated collection and payment rates. Any adjustments to these estimates are made in the period that they become known and quantifiable. Under the terms of the service agreements, the affiliated physician groups retain a percentage (typically 80-85%) of the risks associated with uncollectible receivable amounts.

Concentration of Risk

         During 1996, 1997 and 1998, approximately 30%, 25% and 30%, respectively, of physician group revenue was received under government-sponsored healthcare programs (principally, the Medicare and Medicaid programs). The physician groups have numerous agreements with managed care organizations and other payors to provide physician services based on negotiated fee schedules. The Company also receives payments under capitation arrangements with various managed care organizations. During 1996, 1997 and 1998, approximately 14%, 16% and 21%, respectively, of physician groups revenue received under capitation arrangements. No individual managed care organization or other payor is material to the Company.

For the year ended December 31, 1998, two of the Company's affiliated physician groups each contributed 10% or more of the Company's net revenue. Clinics in Champaign, Illinois and Pittsfield, Massachusetts represented approximately 25% and 14% of net revenue, respectively.

General Corporate Expenses

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

There is no difference between basic and diluted EPS for the years ended December 31, 1996 because options, warrants and convertible subordinated notes payable have an anti-dilutive effect. Similarly, the convertible subordinated notes payable have been excluded from diluted EPS in the years ended December 31, 1997 and 1998 because they are considered to be anti-dilutive. Following is a reconciliation of basic and diluted EPS for the years ended December 31, 1997 and December 31, 1998:

                                                                      Income           Shares          Per-Share
December 31, 1997                                                   (Numerator)     (Denominator)       Amount
                                                                    -----------     -------------       ------
         Basic EPS                                                $   5,473,184        11,375,662       $ 0.48
                                                                                                        ======
         Effect of dilutive securities
              Options                                                    -                657,273
              Warrants                                                   -              2,191,263
                                                                  --------------    -------------
         Diluted EPS                                              $    5,473,184       14,224,198       $ 0.38
                                                                  --------------    -------------       ======
December 31, 1998
         Basic EPS, income before extraordinary charge            $   12,813,221       18,621,988       $ 0.69
         Effect of dilutive securities
              Options                                                     -               402,020
              Warrants                                                    -             1,933,763
                                                                  --------------    -------------
         Diluted EPS, income before extraordinary charge              12,813,221       20,957,771       $ 0.61
         Extraordinary charge - loss on extinguishment of
              debt, net of $375,000 of income taxes                     (611,192)          -             (0.03)
                                                                  --------------    -------------       ------
         Diluted EPS, net income                                  $   12,202,029       20,957,771       $ 0.58
                                                                  ==============    =============       ======

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of December 31, 1997 and December 31, 1998, include approximately $6,317,000 and $4,738,000, respectively of cash held in escrow accounts for the payment of premiums under split-dollar life insurance contracts (see Note 6.).

Management Fees Receivable

Management  fees  receivable   represent  amounts   receivable  from  affiliated
physician groups for interim management and other services. These amounts are typically received within one to four months after the services are rendered.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment are calculated using the straight-line method over the estimated useful lives of the assets, which range from three to fifteen years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the assets. Routine maintenance and repairs are charged to expense as incurred, while major renewals or improvements are capitalized.

Intangible Assets

Service Agreement Rights

The Company's affiliations typically involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated physician groups. As part of the purchase allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into long term service agreements with the affiliated physician groups. The service agreements are for a term of 40 years and cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default.

In connection with the allocation of purchase price to identifiable intangible assets, the Company analyzes the nature of each group with which a service agreement is entered into, including the number of physicians in each group, number of service sites and ability to recruit additional physicians, the Group's relative market position, the length of time each group has been in existence, and the term and enforceability of the service agreement. Because the Company does not practice medicine, maintain patient relationships, hire physicians, or enter into employment and noncompete agreements with the physicians, the intangible asset created in the purchase allocation process is associated solely with the service agreement with the physician group.

The Company believes that there is no material value allocable to the employment and noncompete agreements entered into between the physician group and the individual physicians. The primary economic beneficiary of these agreements is the physician group, an entity that the Company does not legally control. In addition, any damages under the agreements are paid solely to the physician group for purposes of replacing departing physicians. Generally, due to low expected physician turnover in the industry and the ability of the physician group to actively replace departing physicians, there would be no significant economic loss to either the physician group or the Company due to physician departure. The physician groups continually recruit physicians and, as appropriate and necessary, subsequently add qualified physicians to the group. This manner of operations allows the physician group to perpetuate itself as individual physicians retire or are otherwise replaced. The Company believes that the physician groups with which it has service agreements are thus long-lived entities with an indeterminable life, and that the physicians, customer demographics, and various contracts will be continuously replaced. The service agreement intangible is being amortized on a straight-line method over a composite average life of 25 years. (See also Note 10).

Excess of Cost of Acquired Assets Over Fair Value

Excess of cost of acquired assets over fair value (goodwill) is amortized using the straight-line method over 25 years. (See also Note 10).

Impairment of Long-Lived Assets

The Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If this review indicates that the carrying amount of the asset may not be recoverable, based on the undiscounted cash flows of the operations over the remaining amortization period, then the carrying value of the asset is reduced to estimated fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each physician group's relative market share and local market competitive environment, current period and forecasted operating and cash flow levels of the physician group and its impact on the management fee earned by the Company, and legal factors governing the practice of medicine. At December 31, 1997 and 1998, no impairment existed.

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

                                                                          Years Ended December 31,
                                                                   1996             1997              1998
                                                                (Unaudited)     (Unaudited)        (Unaudited)
         Net income (loss)                                    $ (2,045,455)     $  3,921,296       $ 10,762,451

         Basic net earnings (loss) per share                  $      (0.26)     $       0.34       $       0.58

         Diluted net earnings (loss) per share                $      (0.26)     $       0.28       $       0.51


For disclosure purposes, the Company used U.S. Treasury strip rates for its risk-free interest rates, assumed no future dividends and assumed the expected life of the options through the applicable expiration dates. For 1996, prior to the Initial Offering, the Company assumed no volatility, and assumed a volatility rate of 58% and 88% in 1997 and 1998, respectively. See Note 8.

3.   ACQUISITIONS

Medical Groups

During 1998, 1997 and 1996, the Company, through its wholly-owned subsidiaries, acquired certain operating assets or all of the outstanding stock of the following physician groups:

                    Physician Group                     Effective Date                      Location
1998:    Berkshire Physicians & Surgeons             April 1998 (a)                     Pittsfield, MA
         Primary Medical Clinics                     May 1998                           Midland, TX
         Prime Medical Associates                    June 1998                          Hudson, NY
         Physicians' Primary Care                    July 1998                          Ft. Myers, FL
         Medical Associates of Pinellas              November 1998 (b)                  Clearwater, FL


1997:    Naples Medical Center                       March 1997                         Naples, FL
         Abilene Diagnostic Clinic                   June 1997 (c)                      Abilene, TX
         Intercoastal Medical Group                  August 1997                        Sarasota, FL
         Beacon Medical Group                        October 1997 (d)                   Harrisburg, PA
         Cowley Medical Associates (e)               November 1997                      Harrisburg, PA
         Thomas-Spann Clinic                         December 1997                      Corpus Christi, TX
         HealthStar, Inc.                            December 1997                      Knoxville, TN

1996:    Cullman Primary Care                        March 1996                         Cullman, AL
         Morgan-Haugh                                April 1996                         Mayfield, KY
         HealthFirst Medical Group                   June 1996                          Lake Worth, TX
         King's Daughters Clinic                     September 1996                     Temple, TX



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

(c) Abilene Diagnostic Clinic was operated by the Company under an interim service agreement effective December 1, 1995. The Company completed its acquisition of certain operating assets in June 1997, and entered into a long-term service agreement with the physician group effective June 1, 1997.

(d) Beacon Medical Group was operated by the Company under an interim service agreement effective April 1, 1997. The Company completed its acquisition of certain operating assets in October 1997, and entered into a long-term service agreement with the physician group effective on that date.

(e) The physicians of Cowley Medical Associates combined with the Beacon Medical Group in December 1997.

The acquisitions of the operating assets and liabilities have been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition. Simultaneous with each acquisition, the Company entered into a long term service agreement with each physician group. In conjunction with certain acquisitions, the Company is obligated to make deferred payments to physician groups. Such amounts are included in deferred purchase price in the accompanying consolidated balance sheets. The following is the preliminary allocation of purchase price for the acquisitions completed during the year ended December 31, 1998.


         Fair value of assets acquired                                          $    17,074,862
         Liabilities assumed                                                        (11,950,186)
         Intangible assets                                                           80,217,372
                                                                                     85,342,048
         Less - Fair value of common stock issued and to be issued                    6,270,328
         Less - Notes issued                                                          6,554,469
         Less - Deferred purchase price (payable in cash)                            23,217,622
                                                                                ---------------
         Cash purchase price                                                    $    49,299,629
                                                                                ===============


For certain acquisitions occurring close to or at the end of the period, the estimated fair values are preliminary and, therefore, are subject to change. Under the purchase agreements, the purchase price is adjustable by the Company for a period between 60 to 120 days after the closing of the transaction in order to finalize the fair values of the assets acquired and liabilities assumed.

Health Plans, Inc.

Effective December 1, 1997, the Company, through a wholly-owned subsidiary, completed its acquisition of Health Plans, Inc., and renamed the company PMC Medical Management , Inc. ("PMC"). PMC provides capitation management services through risk contracting with HMOs and other third-party payors. The total consideration for the transaction was approximately $8.5 million which consisted of $1.7 million cash and $6.8 million of the Company's common stock and stock options.

Pro Forma Information

The following unaudited pro forma information reflects the effect of acquisitions of medical groups and PMC on the consolidated results of operations of the Company assuming that the acquisitions occurred at January 1, 1997. Future results may differ substantially from pro forma results and cannot be considered indicative of future results.

                                                                                 Years Ended December 31,
                                                                                 1997                1998
                                                                              (unaudited)         (unaudited)
         Net revenue                                                       $   178,866,227     $   252,135,793
                                                                           ===============     ===============

         Net income before extraordinary charge                            $     6,905,946     $    13,766,474
                                                                           ===============     ===============
         Net income before extradordinary charge per share
                  Basic                                                    $          0.59     $          0.73
                                                                           ===============     ===============
                  Diluted                                                  $          0.47     $          0.65
                                                                           ===============     ===============
         Weighted average number of common shares outstanding
                  Basic                                                         11,790,919          18,750,802
                                                                           ===============     ===============
                  Diluted                                                       14,639,455          21,086,585
                                                                           ===============     ===============


Western Medical Management Corp. Inc.

As discussed in Note 1, the Company completed its merger with Reno in March 1997, the date of the Initial Offering. The accompanying condensed consolidated financial statements are based on the assumption that the companies were combined for the full periods presented and prior financial statements have been restated to give effect to the combination. The following unaudited information reflects the separate results of the combined entities for periods prior to the combination:

                                                      Twelve Months Ending              Three Months Ending
                                                        December 31, 1996                 March 31, 1997
                                                    ProMedCo           Reno          ProMedCo           Reno
         Net revenue                              $  19,319,002   $    6,926,194   $   9,674,181   $   2,043,225
         Operating expenses
             Clinic expenses                         16,460,181        7,106,899       8,025,524       1,671,579
             General corporate expenses               2,633,585           -              818,772          -
             Depreciation and amortization              610,827          112,814         391,507          44,368
             Interest expense                           163,714           45,760         112,666           3,283
             Merger costs                                 -              682,269          -                    -
                                                  -------------   --------------   -------------   -------------
         Income (loss) before provision for
             income taxes                              (549,305)      (1,021,548)        325,712         323,995
         Provision for income taxes                      -                -               97,714          97,198
                                                  -------------   --------------   -------------   -------------
         Net income (loss)                        $    (549,305)  $   (1,021,548)  $     227,998   $     226,797
                                                  =============   ==============   =============   =============

4.   PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                                                December 31,
                                                                          1997                1998
         Furniture, fixtures, and equipment                          $    12,212,561    $     18,430,494
         Leasehold improvements                                            1,008,421           2,362,598
                                                                     ---------------    ----------------
                                                                          13,220,982          20,793,092
         Less- Accumulated depreciation                                   (2,630,421)         (5,667,523)
                                                                     ----------------   -----------------
         Property and equipment, net                                 $    10,590,561    $     15,125,569
                                                                     ===============    ================


5.   INTANGIBLE ASSETS

Intangible assets are summarized as follows:

                                                                                December 31,
                                                                          1997                1998
         Service agreement rights                                    $    73,200,258     $   152,889,768
         Excess of cost of acquired assets over fair value                 5,770,534           6,479,090
                                                                     ---------------    ----------------
                                                                          78,970,792         159,368,858
         Less- Accumulated amortization                                   (1,775,441)         (5,966,561)
                                                                     ----------------   -----------------

         Intangible assets, net                                      $    77,195,351    $    153,402,297
                                                                     ===============    ================


6.   LONG TERM RECEIVABLES

During 1997, the Company entered into an agreement to lend up to $42.7 million to an affiliated physician group. The purpose of this loan was to provide the physician group with liquidity to meet certain obligations, general association purposes and to strengthen the physician-association relationships. The loan is being funded in six advances. As of December 31, 1998, three advances totaling $25.2 million had been made. The remaining three advances of $5.825 million each will be made annually on December 1, 1999, 2000 and 2001. Interest is payable to the Company monthly at an annual rate of 8.0%. The loan will be repaid in fifteen annual payments beginning on November 30, 2008. Certain assets of the affiliated physician group have been pledged as security under the loan, and the loan provides certain rights to offset against distributions under the service agreement in the event of default under the loan agreement. As of December 31, 1998, the outstanding loan totaled $25.2 million, and the Company estimates the carrying value of this receivable approximates the fair value.

In November 1998, the Company entered into a similar agreement with a new physician group to loan $8.0 million, all of which was funded on November 12, 1998. The purpose of this loan was to provide the physician group with liquidity for general association purposes and to strengthen the physician-association relationships. Interest is payable to the Company monthly at an annual rate of 8.0%. The loan will be repaid in 180 monthly payments beginning on November 30, 2008. Certain assets of the affiliated physician group have been pledged as security under the loan, and the loan provides certain rights to offset against distributions under the service agreement in the event of default under the loan agreement. As of December 31, 1998, the outstanding loan totaled $8.0 million, and the Company estimates the carrying value of this receivable approximates the fair value.

During 1997 and 1998 and in connection with the certain acquisitions, the Company entered into split-dollar life insurance agreements with the physicians and prior owners of certain physician groups. Under these agreements, the Company purchases life insurance in the name of the individual seller. Upon the death of the individual seller, the amount of the premiums paid by the Company will be returned. In addition, these receivables are guaranteed by the individual policy holders. The total of the premiums that will be returned to the Company is $28.8 million. The Company initially records the present value of future premiums receivable as long term receivables in the allocation of purchase price, using a discount rate of 6.75% over the estimated actuarial life of the policy owners. The accretion of this receivable from the initial carrying value to the full premium amount is recorded as a reduction of amortization expense in the accompanying consolidated statements of operations. At December 31, 1998 and 1997, the carrying value of these receivables was $5.2 million and $3.9 million, respectively.

In May 1997, the Company loaned $600,000 to an officer of the Company. This note, plus interest at 6.5%, was repaid in March 1998. In August 1998, the Company loaned an officer of the Company $2.0 million. Beginning in August 2003, the loan will be repaid in annual installments of $200,000 plus accrued interest of 7.0% with the remaining balance due in August 2008. This loan is secured by a pledge of warrants for up to 620,665 shares of the Company's common stock.


7.   NOTES PAYABLE, OTHER LONG TERM DEBT
     AND OBLIGATIONS UNDER CAPITAL LEASES

Notes payable are summarized as follows:


                                                                                December 31,
                                                                           1997              1998
         Borrowings under Revolving Credit Facility                    $  32,968,000    $  54,500,000
         Notes payable to physician group; unsecured; due
              in three  annual  installments
              in April 1998,  1999 and 2000;  9%
              interest  payable  annually  in cash
              or  options to  purchase  the
              Company's
              common stock                                                 8,608,602        5,786,870
         Notes payable to physician group; unsecured; due
              in four  annual installments in December
              1998, 1999, 2000, and 2001; 5% interest
              payable annually                                             1,172,000          866,950
         Note payable to physician group; unsecured; due
              in two equal installments of principal and 7%
              interest in April 1997 and 1998                                440,173           -
         Other notes payable                                                 175,915          208,139
                                                                       -------------    -------------
                                                                          43,364,690       61,361,959
         Less- Current portion                                            (3,676,365)      (3,231,551)
                                                                       -------------    -------------
         Notes payable, net                                            $  39,688,325    $  58,130,408
                                                                       =============    =============


The maturities of notes payable at December 31, 1998, are as follows:

                        1999                           $   3,231,551
                        2000                               3,298,179
                        2001                              54,809,795
                        2002                                  20,000
                        2003                                   2,434
                                                       -------------
                                                       $  61,361,959

Revolving Credit Facility

Effective December 17, 1998, the Company entered into a new revolving credit agreement (the "Credit Facility"). The Credit Facility provides for a three-year commitment to fund revolving credit borrowings of up to $125.0 million for acquisitions and general working capital purposes. Initial borrowings under the new facility of $52.5 million were used to payoff the Company's previous revolving credit facility (see Note 11.) and pay certain financing costs. Under the terms of the Credit Facility, the Company paid a commitment fee and other closing costs of approximately $1 million which has been capitalized in other assets in the accompanying consolidated balance sheets and amortized as an adjustment to interest expense using the effective interest method. At the Company's option, the Company can convert the outstanding balance on the Credit Facility to a term loan which is due December 17, 2003.

The interest rate under the Credit Facility is set at the Company's options and varies based on the Company's leverage ratio, as follows: (i) the higher of the federal funds rate plus 0.5% to 1.25% or the prime rate 0.0% to 0.75%, or (ii) the Eurodollar rate plus 1.25% to 2.25%. As of December 31, 1998, the effective interest rate on the Credit Facility was 7.2%. The Credit Facility includes certain restrictive covenants including limitations on the payment of dividends as well as the maintenance of certain financial ratios. The Credit Facility is secured by substantially all the assets of the Company. As of December 31, 1998, the Company had $70.5 million available under the Credit Facility subject to certain conditions as defined by the agreement.

Convertible Subordinated Notes Payable

In March 1996, in connection with the affiliation of two physician groups, the Company issued $1.8 million in convertible subordinated notes. The notes bear interest of 7.0% and mature in March 2003. The notes may, at the election of the noteholders, be converted into shares of common stock at a conversion price of $9.00 per share, subject to certain limitations and automatic conversions as defined in the note agreements. During 1997, one noteholder converted approximately $35,000 of notes into 3,912 shares of the Company's common stock. During 1998, noteholders converted approximately $685,000 of notes into 76,093 shares of the Company's common stock.

In April 1998, in connection with the affiliation of a new physician group, the Company issued $6.5 million in convertible subordinated notes. The notes bear interest of 4.75% paid annually on March 31 and can be converted into shares of the Company's common stock any time after April 17, 1999 and prior to March 31, 2005 at a conversion price of $15.35, subject to adjustment under the note agreements.

Obligations Under Capital Leases

In connection with affiliations with physician groups and in the ordinary course of business, the Company assumed the obligation of various equipment under capital leases. As of December 31, 1998, future minimum lease payments under capital leases are as follows:

                 1999                                        $         592,159
                 2000                                                  455,394
                 2001                                                  277,079
                 2002                                                   63,221
                 2003                                                   22,842
                                                             -----------------
                                                                     1,410,695
        Less- Portion attributable to interest                        (152,204)
                                                             -----------------
        Obligations under capital leases                             1,258,491
        Less- Current portion                                         (557,449)
                                                             -----------------
                                                             $         701,042


8.   REDEEMABLE CONVERTIBLE PREFERRED STOCK,
     COMMON STOCK, AND STOCKHOLDERS' EQUITY

The Company has authorized the issuance of 70,000,000  shares of stock, of which
(a) 20,000,000 shares, par value $0.01 per share, are to be designated Preferred Stock (of which 700,000 shares are to be designated Series A Redeemable Convertible Preferred Stock) and (b) 50,000,000 shares, par value $0.01 per share, are to be of a class designated Common Stock.

During March 1997, the Company completed the Initial Offering of its common. The Initial Offering consisted of 4,000,000 shares of common stock sold at a price of $9.00 per share. Gross and net proceeds from the Initial Offering were $36.0 million and $33.5 million, respectively. In addition, net proceeds were reduced by approximately $1.8 million of expenses relating to the Initial Offering.

During May 1998, the Company completed a public offering of 6,900,000 shares of common stock at a price of $11.00 per share (the "Secondary Offering"). Gross and net proceeds from the Secondary Offering were $75.9 million and $72.5 million , respectively. In addition, net proceeds were reduced by approximately $600,000 of expenses relating to the Secondary Offering.

Redeemable Common Stock

In connection with an acquisition in 1995, the Company issued 165,296 shares of Redeemable Common Stock for $991,776. On the completion of the Initial Offering, the 165,296 shares of Redeemable Common Stock were automatically converted into common stock.

Class B Common Stock

During 1994, the Company issued 1,226,150 shares of Class B Common Stock and warrants to purchase 965,916 shares of Class B Common Stock at an exercise price of $1.25 per share. The Company also granted an option to purchase 155,000 Class B Common Stock at an exercise price of $0.50 per unit. Each share of Class B Common Stock, automatically converted into common stock on the completion of the Initial Offering. Similarly, the rights to purchase shares of Class B Common Stock under the warrants and options were converted into warrants and options to purchase shares of common stock. The warrants are exercisable on or before September 30, 2004 and warrants to purchase 926,410 shares of common stock were outstanding as of December 31, 1998.

Common Stock Warrants

During 1994, the Company issued warrants to purchase 1,428,998 shares of common stock at an exercise price of $1.25 per share. The warrants are exercisable on or before June 30, 2003. As of December 31, 1998, warrants to purchase 1,079,695 shares of common stock were outstanding.

Common Stock To Be Issued

In connection with acquisitions completed in 1998, common shares valued at $6,005,300 will be issued in 1999. The number of common shares to be issued and the price per share were fixed at the consummation date of the specific acquisitions in 1998.

In connection with acquisitions completed in 1997, common shares valued at $20,121,059 were issued in 1998. The number of shares to be issued and the price per share were fixed at the consummation date of the specific acquisitions in 1997.

Stock Option Plans

The Company has reserved 1,500,000 shares of common stock for issuance under its 1994 Stock Option Plan and 2,100,000 shares of common stock for issuance under its 1996 Stock Option Plan (collectively the "Stock Option Plans"). Options granted under the Plans may be either incentive stock options ("ISO") or nonqualified stock options ("NQSO"). The option price per share shall not be less than the fair market value of the Company's Common stock at the date of grant. Generally, options vest over a five-year period and expire ten years after the option was issued. As of December 31, 1998, options to purchase 1,337,629 shares remain available for grant under the Stock Option Plans.

The following table summarizes the activity in the Stock Option Plans:


                                                                                         Weighted-Average
                                                     Outstanding    Price Per Share       Exercise Price
         December 31, 1996                            1,064,400     $0.50 - $14.00             $6.85
              Granted                                   626,071     $6.00 - $12.00             $7.88
              Exercised                                  (3,100)         $6.00                 $6.00
              Canceled                                  (61,400)     $6.00 - $9.00             $6.67
                                                    -----------
         December 31, 1997                            1,625,971     $0.50 - $14.00             $6.71
              Granted                                   709,400     $4.69 - $15.00             $9.00
              Exercised                                (117,350)     $0.50 - $9.00             $5.25
              Canceled                                  (96,100)    $6.00 - $14.00             $7.02
                                                    -----------
         December 31, 1998                            2,121,921     $0.50 - $14.00             $7.69
                                                    ===========

Stock options exercisable under the Stock Option Plans as of December 31, 1996, 1997 and 1998, totaled 170,720; 653,464 and 701,791, respectively.

In 1996, the Company entered into a credit facility which has subsequently been refinanced (see Note 7). In connection with the original credit facility, the Company issued 46,875 options to purchase the Company's Common stock at $10.00 per share. These options are outstanding and exercisable.


9.   INCOME TAXES

The provision for income taxes for the years ended December 31, 1996, 1997 and 1998 consists of:

                                                                   1996             1997              1998
                                                              -------------     -------------    -------------
         Current
              Federal                                         $     -           $   2,146,759        5,820,968
              State                                                 -                 125,780          764,955
         Deferred
              Federal                                               -                 306,510        1,044,093
              State                                                 -                  23,330          223,250
                                                              -------------     -------------    -------------
                                                              $     -           $   2,602,379    $   7,853,266
                                                              =============     =============    =============

Total provision for income taxes differed from the amount computed by applying the U.S. Federal income tax rate of 35% to earnings before taxes and extraordinary charge as a result of the following:

                                                                   1996             1997              1998
                                                              -------------     -------------    -------------
         Federal tax (benefit) at statutory rate              $    (534,090)    $   2,826,447    $   7,233,271
         State income taxes, net of federal income tax
                  benefit                                           (10,986)          422,352          687,400
         Change in valuation allowance                              571,118          (992,301)          -
         Amortization of nondeductible service agreement
                  rights                                            -                 209,234          187,445
         Accretion of future premiums receivable                    -                (171,409)        (291,022)
         Other                                                      (26,042)          308,056           36,172
                                                              -------------     -------------     ------------
         Total provision for income taxes                     $         -       $   2,602,379     $  7,853,266
                                                              =============     =============     ============

Deferred income tax assets (liabilities) reflect net tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In connection with acquisition of a medical groups in 1998, the Company recorded certain net operating loss carryforwards ("NOL's") and other deferred income tax assets and liabilities, net of a valuation allowance, through purchase accounting. These NOL's begin to expire in 2012. Significant components of the Company's net deferred tax liability are as follows:

                                                                                December 31,
                                                                           1997              1998
         Current deferred tax assets (liabilities)
              Operating loss carryforwards                             $        -       $   3,006,000
              Unrealized gains on security investments                      (381,323)          -
              Non-deductible accrued expenses                                207,222          295,051
                                                                       -------------    -------------
                                                                            (174,101)       3,301,051
         Valuation allowance                                                  -            (1,095,216)
                                                                       -------------    -------------
                                                                            (174,101)       2,205,835
         Non-current deferred tax liabilities
              Property and equipment, principally due to
                  differences in depreciation                               (299,838)        (299,838)
              Service agreement rights                                      (729,896)      (2,023,720)
              Other                                                          (74,142)        (548,280)
                                                                       -------------    -------------
                                                                          (1,103,876)      (2,871,838)
                                                                       -------------    -------------
                                                                       $  (1,277,977)   $    (666,003)
                                                                       =============    =============

10.  CHANGE IN ACCOUNTING ESTIMATE

Effective July 1, 1998, the Company changed its estimate with respect to the estimated life of its service agreement rights intangible assets to conform to industry standards. All existing and future service agreement rights intangible assets will be amortized over a period not to exceed 25 years from the inception of the respective service agreements. Had the Company adopted this policy at the beginning of 1997, amortization expense would have increased by approximately $221,000 or $0.01 per share for the year ended December 31, 1997. On the same basis, amortization expense for the year ended 1998 would have increased by approximately $480,000 resulting in a decrease in diluted earnings per share of $0.01.


11.  EXTRAORDINARY CHARGE

On December 17, 1998, the Company replaced its then existing credit facility with a new revolving credit facility (see Note 7). In connection with this transaction, the Company was required to write off the unamortized deferred financing costs relating to the prior credit facility. The resulting extraordinary charge amounted to approximately $611,000, net of applicable income taxes of approximately $375,000.


12.  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 1997 and 1998, the fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, due to physician groups and accrued expenses approximated their carrying value because of the short maturities of those financial instruments. The fair value of the Company's long term debt also approximates its carrying value since the related notes bear interest at current market rates.

The estimated fair value of the convertible subordinated notes payable to physician groups was $1,985,690 and $7,634,626 as of December 31, 1997 and 1998, respectively. The carrying value of these notes was $1,765,058 and $7,634,626 as of December 31, 1997 and 1998, respectively. The estimated fair value of these convertible subordinated notes payable is based on the greater of their face value and the closing market value of the common shares into which they could have been converted at the respective balance sheet date.


13.  SEGMENT REPORTING

The Company has two operating segments: the management of physician groups and provision of capitation and medical management services to IPA networks. However, since the management of IPA networks represents less than 10% of the Company's revenue and assets, the Company's consolidated financial statements approximate the operations and assets of the physician group management segment. The Company regularly reviews the operating results of each of the different medical groups. However, since each of the medical groups have similar economic characteristics, the Company has aggregated all of the medical groups into one reporting segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). Intersegment sales and transfers are based on the actual cost of services provided. The Company evaluates performance based on profit or loss from operations before income taxes and extraordinary gains or losses.

The Company has no net revenues attributed to customers outside of the United States and no assets are located in foreign countries.


14.      EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) retirement plan (the "Plan") covering substantially all employees. Participants may make voluntary contributions to the Plan up to 15% of their compensation, as defined. Company contributions vary by subsidiary and may include a matching contribution of 0% to 4.5% of the participant's contributions and a discretionary contribution as a percentage of the participant's compensation. The Plan was adopted in late 1997 and the Company's expense during that period was minimal. During 1998, the Company recognized expense of $1.5 million related to the Plan.


15.  COMMITMENTS AND CONTINGENCIES

Leases

Operating leases generally consist of short-term leases for medical practice office space, medical practice equipment, corporate office space, and corporate equipment. Lease expense amounted to approximately $2,740,000; $7,086,000 and $17,324,000 for the years ended 1996, 1997, and 1998, respectively.

The following is a schedule of future minimum lease payments under noncancelable operating leases as of December 31, 1998.

                  1999                  $       13,217,640
                  2000                          12,730,633
                  2001                          12,051,143
                  2002                          11,093,363
                  2003                          10,259,025
                  Thereafter                    34,455,504
                                        ------------------
                                        $       93,807,308
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