Form 10-Q
period 1999-03-31
PROMEDCO MANAGEMENT CO
filed 1999-05-17
CIK 1011630

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549





                                      FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1999

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

                                                    Outstanding at
          Class of Common Stock                     April 30, 1999
             $.01 par value                        21,061,215 shares


--------------------------------------------------------------------------------

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                                                           Page
                                                                                                            No.
Part I. Financial Information

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998                                                   2

                  Condensed Consolidated Statements of Operations
                      Three Months Ended March 31, 1999 and 1998                                             3

                  Condensed Consolidated Statements of Cash Flows
                      Three Months Ended March 31, 1999 and 1998                                             4

                  Notes to Condensed Consolidated Financial Statements                                       5

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                 9

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                                                           15

Signatures                                                                                                  16


                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (All amounts are expressed in thousands)


                                                                             March 31, 1999      December 31,
                                                                               (Unaudited)              1998
                                     ASSETS
Current assets:
         Cash and cash equivalents                                         $           15,363       $        13,871
         Accounts receivable, net                                                      55,934                51,375
         Management fees receivable                                                     7,464                 8,490
         Due from affiliated physician groups                                           4,862                 5,585
         Deferred tax benefit                                                           2,206                 2,206
         Prepaid expenses and other current assets                                     14,790                13,043
                                                                           ------------------      ----------------
                  Total current assets                                                100,619                94,570
                                                                           ------------------      ----------------
Property and equipment, net                                                            15,911                15,125
Intangible assets, net                                                                172,755               153,402
Long term receivables                                                                  40,632                40,429
Other assets                                                                            3,409                 3,133
                                                                           ------------------      ----------------
                  Total assets                                             $          333,326      $        306,659
                                                                           ==================      ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                  $            4,766      $          4,683
         Payable to affiliated physician groups                                         6,842                 6,641
         Accrued salaries, wages and benefits                                           8,404                 8,146
         Accrued purchased medical services                                             6,096                 6,087
         Accrued expenses and other current liabilities                                 6,224                 6,741
         Current maturities of notes payable                                            3,302                 3,232
         Current portion of obligations under capital leases                              496                   557
         Current portion of deferred purchase price                                     2,245                 2,137
         Income taxes payable                                                             726                   847
                                                                           ------------------      ----------------
                  Total current liabilities                                            39,101                39,071
                                                                           ------------------      ----------------
Notes payable, net of current maturities                                               96,098                58,130
Obligations under capital leases, net of current portion                                  605                   701
Deferred purchase price, net of current portion                                         8,662                25,290
Convertible subordinated notes payable                                                  7,635                 7,635
Deferred income tax liability                                                           3,430                 2,872
Other long term liabilities                                                             1,532                   312
                                                                           ------------------      ----------------
                  Total liabilities                                                   157,063               134,011
                                                                           ------------------      ----------------
Stockholders' equity:
         Common stock                                                                     211                   211
         Additional paid-in capital                                                   152,801               152,786
         Common stock to be issued                                                      6,005                 6,005
         Treasury stock                                                                  (254)               -
         Stockholder notes receivable                                                    (250)                 (370)
         Retained earnings                                                             17,750                14,016
                                                                           ------------------      ----------------
                  Total stockholders' equity                                          176,263               172,648
                                                                           ------------------      ----------------
                  Total liabilities and stockholders' equity               $          333,326      $        306,659
                                                                           ==================      ================


  The accompanying  notes are an integral part of these financial statements.

                 PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
       (All amounts are expressed in thousands, except for earnings per share)



                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  1999                  1998
Net revenue                                                                $           73,092       $        40,612

Operating expenses:
         Clinic salaries and benefits                                                  25,706                13,340
         Clinic rent and lease expense                                                  6,246                 3,199
         Clinic supplies                                                                8,589                 4,858
         Purchased medical services                                                    11,912                 8,132
         Other clinic costs                                                             8,819                 4,322
         General corporate expenses                                                     2,010                 1,083
         Depreciation and amortization                                                  2,776                 1,294
         Interest expense                                                               1,011                   472
                                                                           ------------------       ---------------
                                                                                       67,069                36,700
                                                                           ------------------       ---------------

Income before provision for income taxes                                                6,023                 3,912

Provision for income taxes                                                              2,289                 1,486
                                                                           ------------------       ---------------
Net income                                                                 $            3,734       $         2,426
                                                                           ==================       ===============


Earnings per share:
         Basic                                                             $             0.17       $          0.18
                                                                           ==================       ===============
         Diluted                                                           $             0.16       $          0.15
                                                                           ==================       ===============

Weighted average number of common shares outstanding:
         Basic                                                                         21,457                13,616
                                                                           ==================       ===============
         Diluted                                                                       23,193                16,491
                                                                           ==================       ===============












   The accompanying notes are an integral  part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                    (All amounts are expressed in thousands)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                1999                   1998
Cash flows from operating activities:
     Net income                                                            $      3,734            $    2,426
     Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities (net of effects
         of purchase transactions):
         Depreciation and amortization                                            2,776                 1,294
         Provision for deferred income taxes                                        458                   341
         Changes in assets and liabilities:
              Accounts receivable                                                (2,588)               (6,267)
              Management fees receivable                                          1,026                (2,476)
              Due from affiliated physician groups                                  723                 1,681
              Other assets                                                       (1,164)               (1,410)
              Accounts payable                                                   (1,004)               (1,188)
              Payable to physician groups                                          (239)                1,359
              Accrued expenses and other liabilities                             (1,434)                2,221
                                                                           ------------            ----------
Net cash provided by (used in) operating activities                               2,288                (2,019)
                                                                           ------------            ----------
Cash flows from investing activities:
     Purchases of property and equipment                                         (1,098)               (1,213)
     Purchases of clinic assets, net of cash                                    (36,961)               (3,648)
     Increase in notes receivable                                                  (561)                -
                                                                           ------------            ----------
Net cash used in investing activities                                           (38,620)               (4,861)
                                                                           ------------            ----------
Cash flows from financing activities:
     Borrowings under long-term debt                                             38,031                 2,625
     Payments on long-term debt                                                     (19)                  (36)
     Payments on capital lease obligations                                         (157)                 (124)
     Proceeds from issuance of common stock, net                                     18                   795
     Purchase of treasury shares                                                   (169)                -
     Collection of stockholder note receivable                                      120                 -
                                                                           ------------            ----------
Net cash provided by financing activities                                        37,824                 3,260
                                                                           ------------            ----------
Increase (decrease) in cash and cash equivalents                                  1,492                (3,620)

Cash and cash equivalents, beginning of period                                   13,871                15,761
                                                                           ------------            ----------
Cash and cash equivalents, end of period                                   $     15,363           $    12,141
                                                                           ============            ==========
Supplemental disclosure of cash flow information
     Cash paid during the period for -
         Interest expense                                                  $      1,787           $       919
         Income taxes                                                      $      1,965           $       953




   The accompanying  notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation/Principles of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures herein are adequate to prevent the information presented from being misleading. The foregoing financial information, not audited by independent public accountants, reflects, in the opinion of the Company, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of the operations for the entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Net Revenue

Net revenue represents physician groups and other revenues less amounts paid to physician groups. The amounts paid to physician groups (typically 80-85% of the physician groups' operating income) represents distributions paid to the physicians pursuant to the service agreements between the Company and the physician groups and primarily consists of the cost of the affiliated physician services. Under the service agreements, the Company provides each physician group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group.

Net revenue is detailed as follows (in thousands):
                                                    Three Months Ended March 31,
                                                          1999          1998
         Physician groups revenue, net                 $  103,916    $  59,679
         Other revenue                                      2,868        1,500
                                                       ----------    ---------
         Total revenue                                    106,784       61,179
         Less- Amounts paid to physician groups           (33,692)     (20,567)
                                                       ----------    ---------
         Net revenue                                   $   73,092    $  40,612
                                                       ==========    =========

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


2.       ACQUISITIONS:

Through March 31, 1999 and during 1998, the Company, through its wholly owned subsidiaries, acquired certain operating assets of the following medical clinics:

                    Physician Group                        Date                             Location
1999:    El Paseo Medical Center                     January 1999 (a)                   Las Cruces, NM
         Boca Raton Medical Associates               February 1999 (b)                  Boca Raton, FL

1998:    Berkshire Physicians & Surgeons             April 1998 (c)                     Pittsfield, MA
         Primary Medical Clinics                     May 1998                           Midland, TX
         Prime Medical Associates                    June 1998                          Hudson, NY
         Physicians' Primary Care                    July 1998                          Ft. Myers, FL
         Medical Associates of Pinellas              November 1998 (d)                  Clearwater, FL

(a) El Paseo Medical Center was operated by the Company under a long-term service agreement effective December 1, 1998. The Company completed its acquisition in January 1999.

(b) Boca Raton Medical Associates was operated by the Company under an interim service agreement effective October 1, 1998. The Company completed its acquisition in February 1999, and entered into a long-term service agreement with the physician group effective February 1, 1999.

(c) Berkshire Physicians and Surgeons was operated by the Company under an interim service agreement effective February 1, 1998. The Company completed its acquisition in April 1998, and entered into a long-term service agreement with the physician group effective April 1, 1998.

(d) Medical Associates of Pinellas was operated by the Company under an interim service agreement effective May 1, 1998. The Company completed its acquisition in October 1998 and entered into a long-term service agreement with the physician group effective November 1, 1998.

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

The following unaudited pro forma information reflects the effect of acquisitions of medical clinics on the consolidated results of operations of the Company had the acquisitions occurred at January 1, 1998. Future results may differ substantially from pro forma results and cannot be considered indicative of future results (in thousands).

                                                                         Three Months Ended March 31,
                                                                               1999           1998
         Net revenue                                                       $    73,484    $   53,516
                                                                           ===========    ==========
         Net income                                                        $     3,753    $    2,834
                                                                           ===========    ==========
         Earnings per share
                  Basic                                                    $      0.17    $     0.20
                                                                           ===========    ==========
                  Diluted                                                  $      0.16    $     0.17
                                                                           ===========    ==========
         Weighted average number of common shares outstanding
                  Basic                                                         21,457        14,036
                                                                           ===========    ==========
                  Diluted                                                       23,193        16,911
                                                                           ===========    ==========


3. LONG-TERM DEBT:

Long-term debt is summarized as follows (in thousands):

                                                                                March 31,           December 31,
                                                                                  1999                  1998
         Borrowings under bank credit facility                             $           92,500    $           54,500
         Notes payable issued to physician groups                                       6,654                 6,654
         Other long-term debt                                                             246                   208
                                                                           ------------------    ------------------
                                                                                       99,400                61,362
         Less- current maturities                                                      (3,302)               (3,232)
                                                                           ------------------    ------------------
         Long-term debt, net of current maturities                         $           96,098    $           58,130
                                                                           ==================    ==================

4.       SUPPLEMENTAL CASH FLOW INFORMATION:

In March 1998, an officer of the Company utilized 43,693 warrants in full payment of the $600,000 outstanding note balance and $30,875 of accrued interest receivable.

In March 1998, the Company converted $359,991 of convertible subordinated notes payable to a physician group into 39,999 shares of the Company's common stock.

In the first quarter of 1999, an affiliated physician group surrendered 19,113 shares of the Company's common stock as partial payment of an outstanding note balance and accrued interest.


5.       SUPPLEMENTAL NET EARNINGS PER SHARE DATA:

In May 1998, the Company completed a public offering of 6,900,000 shares of common stock at a price of $11.00 per share (the "Offering"). The unaudited supplemental earnings per share data has been calculated assuming the Offering occurred as of January 1, 1998.

                                                               Three Months
                                                                  Ended
                                                               March 31,1998
         Supplemental net earnings per share
              Basic                                         $             0.14
                                                            ==================
              Diluted                                       $             0.12
                                                            ==================

         Supplemental weighted average number of
              common shares outstanding (in thousands)
              Basic                                                     20,516
                                                            ==================
              Diluted                                                   23,391
                                                            ==================

6.       CHANGE IN ACCOUNTING ESTIMATE:

Effective July 1, 1998, the Company changed its estimate with respect to the estimated life of its service agreement rights intangible assets. All existing and future service agreement rights intangible assets will be amortized over a period not to exceed 25 years from the inception of the respective service agreements. Had the Company adopted this policy at the beginning of 1998, amortization expense would have increased and diluted earnings per share would have decreased by approximately $220,000 and $0.01, respectively, in the first quarter of 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

ProMedCo is a medical services company that manages and coordinates the delivery of healthcare in secondary markets. By affiliating with leading primary care driven, multi-specialty physician groups, the Company establishes dominant, local healthcare delivery platforms thus providing physicians the opportunity for increasing control of medical expenditures in their communities. ProMedCo commenced operations in December 1994 and affiliated with its initial physician group in June 1995. The Company's rapid growth since June 1995 has resulted primarily from its affiliation with additional physician groups and from the subsequent same-market growth of those groups following affiliation. The groups expand through affiliations with additional primary care physicians and specialists and selective additions of ancillary services. In addition to providing operating and expansion capital, the Company provides its affiliated groups with a broad range of strategic and management expertise and services. The Company currently is affiliated with multi-specialty physician groups in 16 states, comprised of approximately 740 physicians and 155 mid-level providers (primarily physician assistants and nurse practitioners), and is associated with approximately 1,080 physicians in associated independent practice association ("IPA") networks, including those managed by Primergy, Inc. ("Primergy"). In March 1999, the Company entered into a management agreement with Kingston, New York-based Primergy, a physician network management company which owns and operates five IPAs in the Hudson Valley of New York and has under contract more than 500 physicians and covers over 35,000 managed care capitated lives. The management contract also includes an option for ProMedCo to acquire Primergy based on satisfaction of certain future events.

The Company also provides a full range of managed care services to capitated providers, including clinical quality assessment, credentialing, claims processing and payment, referral and utilization management, and case management. The Company is currently providing such services to it's associated IPAs and to those of its affiliated groups that have entered into capitation arrangements, together covering over 150,000 managed care capitated lives.

When affiliating with a physician group, the Company generally acquires at fair market value the group's non-real estate operating assets and enters into a 40-year service agreement with the group in exchange for a combination of common stock, cash, other securities of the Company, and/or the assumption of certain liabilities. Under the service agreements, the Company receives a fixed percentage (typically 15-20%) of the physician groups' operating income (as defined) and shares between 25% and 50% of the group's surplus or deficit under risk-sharing arrangements pursuant to capitated managed care contracts. In many of the more recent affiliations, the Company also receives 50% of the profits from new ancillary services added during the term of the service agreement. Although the group's physicians retain full control over the practice of medicine, ProMedCo manages all day-to-day operations other than the provision of medical services. The Company is continually seeking additional physician groups with which to affiliate and is currently engaged in negotiations with several such groups.

The Company's net revenue represents the revenue of the physician groups reported at the estimated realizable amounts from patients, third-party payors, and others for services rendered, net of contractual and other adjustments and further reduced by the amounts paid to physician groups. The amounts paid to physician groups (typically 80-85% of the physician groups' operating income) pursuant to the service agreements primarily consist of the cost of the affiliated physician services. Under the service agreements, the Company provides each physician group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group. The Company does not consolidate the operating results and accounts of the physician groups under EITF 97-2, "Applications of FASB No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contracted Management Agreement."

Results of Operations

The Company commenced operations in December 1994 and affiliated with its first physician group in June 1995 and its second group in December 1995. The Company entered into affiliations with five additional groups in 1996, seven additional groups during 1997, and eight additional groups in 1998. During the first quarter of 1999, the Company entered into affiliations with two additional groups. Changes in results of operations were caused primarily by affiliations with these additional physician groups. The following table sets forth the percentages of physician groups revenue represented by certain items reflected in the Company's condensed consolidated statements of operations.

                                                                                 Three Months Ended March 31,
                                                                                  1999                  1998
Net revenue                                                                       100.0%                100.0%
Operating expenses:
         Clinic salaries and benefits                                              35.2                  32.8
         Clinic rent and lease expense                                              8.5                   7.9
         Clinic supplies                                                           11.8                  12.0
         Purchased medical services                                                16.3                  20.0
         Other clinic costs                                                        12.1                  10.6
         General corporate expenses                                                 2.7                   2.7
         Depreciation and amortization                                              3.8                   3.2
         Interest expense                                                           1.4                   1.2
                                                                            -----------           -----------
Income before provision for income taxes                                            8.2                   9.6
Provision for income taxes                                                          3.1                   3.6
                                                                            -----------           -----------
Net income                                                                          5.1%                  6.0%
                                                                            ===========           ===========

Other Financial Information:
     Total revenue, amounts in thousands (1)                                $   106,784           $    61,179
     Payor breakdown (2)
         Commercial and discounted fee-for-service                                 37.6%                 37.4%
         Medicare/Medicaid                                                         28.3                  27.1
         Capitation                                                                18.4                  21.6
         Other                                                                     15.7                  13.9
                                                                            -----------           -----------
                                                                                  100.0%                100.0%
                                                                            ===========           ===========

(1) Total revenue represents physician groups and other revenues reported at the estimated realizable amounts from patients, third-party payors and others for services rendered, net of contractual and other adjustments.
(2)  As a percentage of physician groups revenues.

Net revenue increased by 80% to $73.1 million for the quarter ended March 31, 1999, from $40.6 million for the quarter ended March 31, 1998. Approximately 74% of this growth in physician groups revenue is attributable to new affiliations since March 31, 1998, with the balance coming from increases in revenues from affiliated physician groups in place prior to March 31, 1998 and from an increases in other revenues. Same-market growth in net revenue for physician groups affiliated with the Company for longer than one year was over 15% for the quarter ended March 31, 1999 compared with the quarter ended March 31, 1998.

Overall clinic costs, including purchased medical services, as a percentage of net revenue increased to 83.9% for the quarter ended March 31, 1999, compared to 83.3% for the quarter ended March 31, 1998. The change in overall clinic costs and to the individual expense categories is due to the mix of affiliated physician groups managed by the Company. Clinic salaries and benefits and other clinic costs created the largest increase as a percentage of net revenue, increasing to 35.2% and 12.1%, respectively, in the first quarter of 1999 compared to 32.8% and 10.6%, respectively in the first quarter of 1998. These increases were partially offset by a decrease in purchased medical services which decreased to 16.3% as a percentage of net revenue for the first quarter of 1999 compared to 20.0% in the first quarter of 1998. These changes are directly related to the mix of affiliated physician groups and the relative decrease in full professional and global capitation revenues caused by the affiliation of additional physician groups.

General corporate expenses as a percentage of net revenue remained constant at 2.7% for the quarter ended March 31, 1999, and for the quarter ended March 31, 1998. While these costs remained constant as a percentage of net revenue, the amount of general corporate expenses increased 85.6% to $2.0 million for the quarter ended March 31, 1999 from $1.1 million for the quarter ended March 31, 1998. This increase in expenses was expected as the Company continued to add management and technology infrastructure. Management expects these increases in amounts to continue as the Company increases the number of affiliated physician groups.

Depreciation and amortization as a percentage of net revenue increased to 3.8% for the quarter ended March 31, 1999, compared to 3.2% for the quarter ended March 31, 1998. This increase results primarily from the Company's change in the amortization period for its service agreement rights intangible assets. Effective July 1, 1998, all existing and future service agreement rights intangible assets are amortized over a period not to exceed 25 years from the inception of the respective service agreements.

Net interest expense as a percentage of net revenue increased to 1.4% for the quarter ended March 31, 1999, compared to 1.2% for the quarter ended March 31, 1998. This increase is directly related to the increase in long term debt relating to the affiliation with additional physician groups.

Provision for income taxes reflects an effective rate of 38%, the Company's estimated effective rate for all of 1999.

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

The Company continues to assess the impact of the Year 2000 issue on its information systems and operations using both internal and external resources. The Company divides its internal processing software into three broad categories: financial (including general ledger, accounts payable, fixed assets, purchasing and inventory control), practice management (including billing and accounts receivable) and managed care. The Company has installed a new, common financial software package at all locations that is certified Year 2000 compliant. The Company's philosophy with respect to practice management systems is to utilize the legacy system in place as long as it can capably serve the physicians' needs. Of the Company's affiliated medical groups, only three locations are utilizing practice management systems that are not currently Year 2000 compliant. Two of these locations have been scheduled for system conversions and upgrades in the second quarter of 1999 to handle increased patient volume. These planned conversions will be Year 2000 compliant. The third location utilizes a system maintained by a local hospital; ProMedCo is working with the hospital to complete Year 2000 testing during the second quarter of 1999. The Year 2000 assessment process continues with each new affiliation. Inadequate or noncompliant practice management systems could be acquired in a new affiliation, which would require system remediation or replacement. Given these issues, the Company is currently unable to estimate the costs of the remediation or replacements that may be required during 1999. With its current strategy of replacing inadequate practice management systems, however, the Company does not believe that Year 2000 issues will cause a conversion of one or more of its practice management systems to be more or less difficult than a typical system conversion. The Company's primary managed care technology resides at its risk management subsidiary, PMC Medical Management ("PMC"). PMC is currently upgrading its systems to be Year 2000 compliant. This process is expected to be completed in the second quarter of 1999 and the costs are not currently estimated to be material.

The Company is also in the process of gathering information about the Year 2000 compliance status of its significant suppliers and vendors. The inability of suppliers and vendors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The potential effect on the Company of non-compliance by suppliers and vendors has not yet been determined.

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

Liquidity and Capital Resources

At March 31, 1999, the Company had working capital of $61.5 million, compared to $55.5 million at December 31, 1998. Cash provided by operations for the quarter ended March 31, 1999 was $2.3 million. Net accounts receivable of $55.9 million at March 31, 1999 amounted to 47 days of net physician groups revenue (excluding other revenues) for the first quarter of 1999. Net income combined with depreciation and amortization, deferred taxes, and a decrease in management fees receivable and due from affiliated physician groups provided $8.7 million in cash flows. This was offset by uses of cash of $6.4 million resulting from increases in accounts receivable, and other assets and decreases in accounts payable, payable to physician groups and accrued expenses and other liabilities.

The Company had aggregate cash expenditures for purchases of clinic assets of $37.0 million for the quarter ended March 31, 1999. Of this amount, $22.1 million relates primarily to deferred payments associated with previously completed acquisitions and $14.9 million relates to acquisitions completed in the first quarter of 1999. Capital expenditures amounted to $1.1 million for the quarter ended March 31, 1999. Although each of the Company's service agreements with its affiliated physician groups requires the Company to provide capital for equipment, expansion, additional physicians and other major expenditures, no specific amount has been committed in advance. Capital expenditures are made based partially upon the availability of funds, the sources of funds, alternative projects and an acceptable repayment period.

In November 1998, the Company authorized the adoption of a common stock repurchase program whereby the Company may repurchase up to $10 million of its common stock. During the first quarter of 1999, the Company purchased 35,000 shares of its own common stock at an average price of $4.75 per share. Subsequent to the end of the first quarter, the Company purchased an additional 658,103 shares at an average price of $4.18 per share.

The Company's revolving credit agreement (the "Credit Facility") provides for a three-year commitment to fund revolving credit borrowings of up to $125.0 million for acquisitions and general working capital purposes. The interest rate under the Credit Facility is set at the Company's option and varies based on the Company's leverage, as follows: (i) the higher of the federal funds rate plus 0.5% to 1.25% or the prime rate plus 0.0% to 0.75%, or (ii) the Eurodollar rate plus 1.25% to 2.25%. As of March 31, 1999, the effective interest rate on the Credit Facility was 7.36%. The Credit Facility includes certain restrictive covenants including limitations on the payment of dividends as well as the maintenance of certain financial ratios. At the Company's option, the Company can convert the outstanding balance on the Credit Facility to a term loan, which would be due December 17, 2003. The Credit Facility is secured by substantially all the assets of the Company.

The Company had cash and cash equivalents of $15.4 million at March 31, 1999. In addition to this, the Company's principal sources of liquidity are accounts receivable of $55.9 million at March 31, 1998 and availability under the Credit Facility of $32.2 million. The Company believes that the combination of these sources will be sufficient to meet the Company's working capital needs for the next twelve months. The Company's future acquisition, expansion and capital expenditure programs will require substantial amounts of capital resources. To meet the capital needs of these programs, the Company will continue to evaluate alternative sources of financing, including short- and long-term bank indebtedness, additional equity and other forms of financing, the availability and terms of which will depend upon market and other conditions. There can be no assurance that additional financing will be available on terms acceptable to the Company.

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

                  None.

                               SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                                                 Title                                    Date


/s/ H. WAYNE POSEY
H. Wayne Posey                                  Chairman, President, Chief Executive           May 17, 1999
                                                Officer, and Director
                                                (Chief Executive Officer)

/s/ ROBERT D. SMITH
Robert D. Smith                                 Senior Vice President - Finance and            May 17, 1999
                                                Chief Financial Officer
                                                (Chief Accounting Officer)