Form 10-K/A
period 1998-12-31
PROMEDCO MANAGEMENT CO
filed 1999-06-02
CIK 1011630

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                       FORM 10-K/A
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

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

                        DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENT                                      WHERE INCORPORATED

Portions of the Registrant's definitive Proxy Statement
regarding the 1999 Annual Meeting of Stockholders                  Part III

                                                                   3
         The  registrant  hereby amends and restates in its entirety,  Item 5 of
Part II of its Annual Report on Form 10-K for the year ended December 31, 1998 to restate the high and low sales prices per share of the Company's Common Stock.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          Since March 12, 1997, the Common Stock has been traded on the Nasdaq National Market under the symbol "PMCO." The following table sets forth the high and low sale prices per share of the Common Stock as reported by the Nasdaq National Market for each calendar quarter since the commencement of trading.

                                                                                        High         Low
         1997
            First Quarter (commencing March 12).....................................  $    9.25  $    9.00
            Second Quarter..........................................................       9.25       6.00
            Third Quarter...........................................................      11.00       6.75
            Fourth Quarter..........................................................      11.63       8.00
         1998
            First Quarter...........................................................      16.25       8.75
            Second Quarter..........................................................      15.87       8.87
            Third Quarter...........................................................      10.75       4.12
            Fourth Quarter..........................................................       7.87       4.38
         1999
            First Quarter (through March 12)........................................       6.62       3.87

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


Signature                                                 Title                                  Date
/s/ H. WAYNE POSEY
H. Wayne Posey                                  President, Chief Executive                  May 25, 1999
                                                Officer, and Director
                                                (Chief Executive Officer)

/s/ ROBERT D. SMITH
Robert D. Smith                                 Vice President - Finance                    May 25, 1999
                                                (Chief Accounting Officer)