Form 10-Q
period 1999-06-30
PROMEDCO MANAGEMENT CO
filed 1999-08-16
CIK 1011630

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


FORM 10-Q (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

                                     OR

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

                                                                Outstanding at
            Class of Common Stock                                July 31, 1999
              $.01 par value                                   21,478,998 shares


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                           Page
                                                                                                            No.
Part I. Financial Information

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets
                      June 30, 1999 and December 31, 1998                                                    2

                  Condensed Consolidated Statements of Operations
                      Three Months and Six Months Ended June 30, 1999 and 1998                               3

                  Condensed Consolidated Statements of Cash Flows
                      Six Months Ended June 30, 1999 and 1998                                                4

                  Notes to Condensed Consolidated Financial Statements                                       5

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                10

Part II. Other Information

         Item 2. Changes in Securities and Use of Proceeds                                                  18

         Item 4. Submission of Matters to a Vote of Security Holders                                        18

         Item 6. Exhibits and Reports on Form 8-K                                                           18

Signatures                                                                                                  19


                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (All amounts are expressed in thousands)

                                                                              June 30, 1999         December 31,
                                                                               (Unaudited)              1998
                                     ASSETS
Current assets:
         Cash and cash equivalents                                         $           10,091    $           13,871
         Accounts receivable, net                                                      62,274                51,375
         Management fees receivable                                                     9,287                 8,490
         Due from affiliated medical groups                                             9,948                 8,399
         Deferred tax benefit                                                           2,206                 2,206
         Prepaid expenses and other current assets                                     14,235                13,043
                                                                           ------------------    ------------------
                  Total current assets                                                108,041                97,384
                                                                           ------------------    ------------------
Property and equipment, net                                                            20,909                15,125
Intangible assets, net                                                                188,523               153,402
Long term receivables                                                                  43,650                40,429
Other assets                                                                            3,478                 3,133
                                                                           ------------------    ------------------
                  Total assets                                             $          364,601    $          309,473
                                                                           ==================    ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                  $            4,674    $            4,683
         Payable to affiliated medical groups                                          10,511                 9,455
         Accrued salaries, wages and benefits                                           8,722                 8,146
         Accrued purchased medical services                                             5,289                 6,087
         Accrued expenses and other current liabilities                                 6,110                 6,741
         Current maturities of long term debt                                           3,879                 3,232
         Current portion of obligations under capital leases                              584                   557
         Current portion of deferred purchase price                                     2,628                 2,137
         Income taxes payable                                                           1,538                   847
                                                                           ------------------    ------------------
                  Total current liabilities                                            43,935                41,885
                                                                           ------------------    ------------------
Long term debt, net of current maturities                                             124,751                58,130
Obligations under capital leases, net of current portion                                  432                   701
Deferred purchase price, net of current portion                                         9,306                25,290
Convertible subordinated notes payable                                                  7,564                 7,635
Deferred income tax liability                                                           4,058                 2,872
Other long term liabilities                                                               393                   312
                                                                           ------------------    ------------------
                  Total liabilities                                                   190,439               136,825
                                                                           ------------------    ------------------

Stockholders' equity:
         Common stock                                                                     215                   211
         Additional paid-in capital                                                   155,104               152,786
         Common stock to be issued                                                        155                 6,005
         Treasury stock                                                                (2,077)               -
         Stockholder notes receivable                                                    (250)                 (370)
         Retained earnings                                                             21,015                14,016
                                                                           ------------------    ------------------
                  Total stockholders' equity                                          174,162               172,648
                                                                           ------------------    ------------------
                  Total liabilities and stockholders' equity               $          364,601    $          309,473
                                                                           ==================    ==================


The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
      (All amounts are expressed in thousands, except for earnings per share)



                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          --------------------------    ---------------------------
                                                             1999           1998            1999           1998
                                                          -----------    -----------    -----------     -----------

Net revenue                                               $    76,021    $    51,994    $   149,113     $    92,606

Operating expenses:
         Clinic salaries and benefits                          27,277         17,715         52,983          31,055
         Clinic rent and lease expense                          7,134          3,862         13,380           7,061
         Clinic supplies                                        8,970          6,337         17,559          11,195
         Purchased medical services                             9,751         10,656         21,663          18,788
         Other clinic costs                                     9,870          5,636         18,689           9,958
         General corporate expenses                             2,253          1,292          4,263           2,375
         Depreciation and amortization                          3,110          1,749          5,886           3,043
         Interest expense                                       1,266           (170)         2,277             302
                                                          -----------    ------------   -----------     -----------
                  Total                                        69,631         47,077        136,700          83,777
                                                          -----------    -----------    -----------     -----------

Income before provision for income taxes                        6,390          4,917         12,413           8,829

Provision for income taxes                                      2,428          1,868          4,717           3,355
                                                          -----------    -----------    -----------     -----------

Net income                                                $     3,962    $     3,049    $     7,696     $     5,474
                                                          ===========    ===========    ===========     ===========


Earnings per share:
         Basic                                            $      0.19    $      0.17    $      0.36     $      0.35
                                                          ===========    ===========    ===========     ===========
         Diluted                                          $      0.18    $      0.15    $      0.34     $      0.30
                                                          ===========    ===========    ===========     ===========

Weighted average number of common shares outstanding:
         Basic                                                 20,867         17,841         21,163          15,784
                                                          ===========    ===========    ===========     ===========
         Diluted                                               22,572         20,555         22,952          18,511
                                                          ===========    ===========    ===========     ===========





The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                    (All amounts are expressed in thousands)


                                                                                   Six Months Ended June 30,
                                                                                  1999                  1998
Cash flows from operating activities:
     Net income                                                            $            7,696    $            5,474
     Adjustments  to  reconcile  net  income to
     net cash  provided  by (used in)
     operating activities (net of effects
     of purchase transactions):
         Depreciation and amortization                                                  5,886                 3,043
         Provision for deferred income taxes                                              786                   582
         Changes in assets and liabilities:
              Accounts receivable                                                      (5,875)               (9,923)
              Management fees receivable                                                 (797)               (5,283)
              Due from affiliated medical groups                                         (745)                1,349
              Prepaid expenses and other assets                                        (2,127)               (1,883)
              Accounts payable                                                         (1,507)               (1,210)
              Payable to medical groups                                                   (20)                 (231)
              Accrued expenses and other liabilities                                   (1,883)                1,251
                                                                           ------------------    ------------------
Net cash provided by (used in) operating activities                                     1,414                (6,829)
                                                                           ------------------    ------------------

Cash flows from investing activities:
     Purchases of property and equipment                                               (2,765)               (2,136)
     Purchases of clinic assets, net of cash                                          (67,316)              (29,648)
     Collection of notes receivable                                                     1,462                 -
                                                                           ------------------    ------------------
Net cash used in investing activities                                                 (68,619)              (31,784)
                                                                           ------------------    ------------------

Cash flows from financing activities:
     Borrowings under long-term debt                                                   69,000                32,020
     Payments on long-term debt                                                        (2,512)              (63,236)
     Payments on capital lease obligations                                               (242)                 (247)
     Payment of deferred financing costs                                                 (313)                -
     Proceeds from issuance of common stock, net                                          286                72,788
     Purchase of treasury shares                                                       (2,914)                -
     Collection of stockholder note receivable                                            120                 -
                                                                           ------------------    ------------------
Net cash provided by financing activities                                              63,425                41,325
                                                                           ------------------    ------------------

Increase (decrease) in cash and cash equivalents                                       (3,780)                2,712

Cash and cash equivalents, beginning of period                                         13,871                15,761
                                                                           ------------------    ------------------

Cash and cash equivalents, end of period                                   $           10,091    $           18,473
                                                                           ==================    ==================
Supplemental disclosure of cash flow information
     Cash paid during the period for -
         Interest expense                                                  $            3,125    $            1,781
         Income taxes                                                      $            3,153    $            2,640




The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation/Principles of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures herein are adequate to prevent the information presented from being misleading. The foregoing financial information, not audited by independent public accountants, reflects, in the opinion of the Company, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of the operations for the entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain prior period amounts have been reclassified to conform with the 1999 presentation.

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

Net Revenue

Net revenue represents medical groups and other revenues less amounts paid to medical groups. The amounts paid to medical groups (typically 80-85% of the medical groups' operating income) represents distributions paid to the physicians pursuant to the service agreements between the Company and the medical groups and primarily consists of the cost of the affiliated physician services. Under the service agreements, the Company provides each medical group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-physician personnel utilized by the group.

Net revenue is detailed as follows (in thousands):

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          --------------------------    ---------------------------
                                                             1999           1998            1999           1998
                                                          -----------    -----------    -----------     -----------
         Medical groups revenue, net                      $   107,133    $    71,537    $   211,049     $   131,216
         Other revenue                                          1,381          1,525          4,249           3,025
                                                          -----------    -----------    -----------     -----------
         Total revenue                                        108,514         73,062        215,298         134,241
         Less- Amounts paid to medical groups                 (32,493)       (21,068)       (66,185)        (41,635)
                                                          -----------    -----------    -----------     -----------
         Net revenue                                      $    76,021    $    51,994    $   149,113     $    92,606
                                                          ===========    ===========    ===========     ===========

Medical groups revenue represents the revenue of the medical groups reported at the estimated realizable amounts from patients, third-party payors, and others for services rendered, net of contractual and other adjustments. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. There are no material claims, disputes, or other unsettled matters that exist to management's knowledge concerning third-party reimbursements. In addition, management believes there are no retroactive adjustments that would be material to the Company's financial statements. Other revenue represents fees from management consulting, supplemental implementation and transitional management services, and other miscellaneous revenues.


2.       ACQUISITIONS:

Through June 30, 1999 and during 1998, the Company, through its wholly owned subsidiaries, acquired certain operating assets of the following medical clinics:

                     Medical group                         Date                             Location
1999:    El Paseo Medical Center                     January 1999 (a)                   Las Cruces, NM
         Boca Raton Medical Associates               February 1999 (b)                  Boca Raton, FL
         Medical Office Services                     May 1999                           Flagstaff, AZ
         Family Care Center of Indiana               May 1999                           Dyer, IN

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

(b) Boca Raton Medical Associates was operated by the Company under an interim service agreement effective October 1, 1998. The Company completed its acquisition in February 1999, and entered into a long-term service agreement with the medical group effective February 1, 1999.

(c) Berkshire Physicians and Surgeons was operated by the Company under an interim service agreement effective February 1, 1998. The Company completed its acquisition in April 1998, and entered into a long-term service agreement with the medical group effective April 1, 1998.

(d) Medical Associates of Pinellas was operated by the Company under an interim service agreement effective May 1, 1998. The Company completed its acquisition in October 1998 and entered into a long-term service agreement with the medical group effective November 1, 1998.

These acquisitions were accounted for as purchases, and the accompanying condensed consolidated financial statements include the results of their operations from the dates of their respective acquisitions. Purchase price allocations to tangible assets acquired and liabilities assumed are based on the estimated fair values at the dates of acquisitions and are subject to final revisions. Simultaneous with each acquisition, the Company entered into a long-term service agreement with the related medical group. The service agreements are 40 years in length.

The following unaudited pro forma information reflects the effect of acquisitions of medical clinics on the consolidated results of operations of the Company had the acquisitions occurred at January 1, 1998. Future results may differ substantially from pro forma results and cannot be considered indicative of future results (in thousands).

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          --------------------------    ---------------------------
                                                             1999           1998            1999           1998
                                                          -----------    -----------    -----------     -----------
         Net revenue                                      $    77,735    $    64,760    $   156,934     $   122,115
                                                          ===========    ===========    ===========     ===========
         Net income                                       $     4,069    $     3,963    $     8,442     $     7,276
                                                          ===========    ===========    ===========     ===========
         Earnings per share
                  Basic                                   $      0.19    $      0.22    $      0.40     $      0.45
                                                          ===========    ===========    ===========     ===========
                  Diluted                                 $      0.18    $      0.19    $      0.37     $      0.39
                                                          ===========    ===========    ===========     ===========

         Weighted average number of common shares outstanding
                  Basic                                        20,867         17,867         21,163          16,007
                                                          ===========    ===========    ===========     ===========
                  Diluted                                      22,572         20,581         22,952          18,734
                                                          ===========    ===========    ===========     ===========

The pro forma information presented above does not take into account the Company's public offering of 6,9000,000 shares of common stock in May 1998, see
Note 5, and a change in the Company's amortization policy, see Note 6.

3.       LONG-TERM DEBT:

Long-term debt is summarized as follows (in thousands):

                                                                                June 30,            December 31,
                                                                                  1999                  1998
         Borrowings under bank credit facility                             $          123,500    $           54,500
         Notes payable issued to medical groups                                         4,939                 6,654
         Other long-term debt                                                             191                   208
                                                                           ------------------    ------------------
                                                                                      128,630                61,362
         Less- current maturities                                                      (3,879)               (3,232)
                                                                           ------------------    ------------------
         Long-term debt, net of current maturities                         $          124,751    $           58,130
                                                                           ==================    ==================


4.       SUPPLEMENTAL CASH FLOW INFORMATION:

In March 1998, an officer of the Company utilized 43,693 warrants in full payment of the $600,000 outstanding note balance and $30,875 of accrued interest receivable.

In March 1998, the Company converted approximately $360,000 of convertible subordinated notes payable to a medical group into 39,999 shares of the Company's common stock.

In the second quarter of 1999, the Company converted approximately $71,000 of convertible subordinated notes payable to a medical group into 7,824 shares of the Company's common stock.

In the first six months of 1999, an affiliated medical group surrendered 32,896 shares of the Company's common stock as partial payment of an outstanding note balance and accrued interest.

5.       SUPPLEMENTAL NET EARNINGS PER SHARE DATA:

In May 1998, the Company completed a public offering of 6,900,000 shares of common stock at a price of $11.00 per share (the "Offering"). The unaudited supplemental earnings per share data has been calculated assuming the Offering occurred as of January 1, 1998.

                                                                              Three Months           Six Months
                                                                                  Ended                 Ended
                                                                              June 30, 1998         June 30, 1998
         Supplemental net earnings per share
              Basic                                                        $             0.16    $             0.30
                                                                           ==================    ==================
              Diluted                                                      $             0.14    $             0.26
                                                                           ==================    ==================


         Supplemental weighted average number of common shares outstanding (in thousands)
              Basic                                                                    21,049                20,827
                                                                           ==================    ==================
              Diluted                                                                  23,762                23,554
                                                                           ==================    ==================


6.       CHANGE IN ACCOUNTING ESTIMATE:

Effective July 1, 1998, in compliance with a change in SEC accounting policy, the Company changed its estimate with respect to the estimated life of its service agreement rights intangible assets. All existing and future service agreement rights intangible assets will be amortized over a period not to exceed 25 years from the inception of the respective service agreements. Had the Company adopted this policy at the beginning of 1998, amortization expense would have increased and diluted earnings per share would have decreased by approximately $260,000 and $0.01, respectively, in the second quarter of 1998. In the six months ending June 30, 1998, amortization expense would have increased and diluted earnings per share would have decreased by approximately $480,000 and $0.02, respectively due to the change in the estimated life of its service agreement rights intangible assets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a medical services company that manages and coordinates the delivery of a wide variety of healthcare services in non-urban communities. We typically affiliate with a leading medical group in the community, which becomes our platform from which we consolidate the delivery of local healthcare services. We expand this platform by adding ancillary services, physicians and mid-level providers.

We formed the company in December 1994 and have experienced rapid growth since then, primarily as a result of entering new communities and also from same market growth within our communities. We currently operate in 24 communities where we are affiliated with medical groups comprised of some 775 physicians and 155 mid-level providers. In addition, we are associated with approximately 1,080 physicians in independent practice association ("IPA") networks, including those managed by Primergy, Inc. ("Primergy"). In March 1999, we entered into a management agreement with Kingston, New York-based Primergy, a medical network management company which owns and operates five IPAs in the Hudson Valley of New York and has under contract more than 500 physicians and covers over 35,000 managed care capitated lives. The management contract also includes an option for ProMedCo to acquire Primergy based on satisfaction of certain future conditions.

When affiliating with a medical group, we generally acquire, at fair market value, the group's non-real estate operating assets and enter into a 40-year service agreement with the group in exchange for various combinations of cash, our common stock, other securities issued by us and/or our assumption of certain liabilities. Our agreements with medical groups are structured to provide a common incentive for growth. Under these service agreements, we receive a fixed percentage, typically 15% to 20%, of each group's operating income before physician compensation. In our more recent affiliations, our share of income from new ancillary services has been increased to 50%.

Our net revenue represents the medical groups and other revenues (reported at the estimated realizable amounts from patients, third-party payors and others for services rendered, net of contractual and other adjustments), less amounts paid to the medical groups. The amounts paid to the medical groups, typically 80-85% of the medical groups' operating income, primarily consist of the cost of physician services. Under our service agreements, we provide each medical group with the facilities and equipment used in its medical practice, assume responsibility for the management of the operations of the practice and employ substantially all of the personnel utilized by the group other than the physicians and mid-level providers. We do not consolidate the operating results and accounts of the medical groups.

Results of Operations

We began operations in our first two communities in June and December 1995, and entered five additional communities in 1996, six in 1997 and eight in 1998. During the first six months of 1999, we entered three additional communities. Changes in results of operations were caused primarily by expanding into these additional communities and same market growth in our existing communities. The following table sets forth the percentages of revenue represented by certain items reflected in our condensed consolidated statements of operations.


                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          --------------------------    ---------------------------
                                                             1999           1998            1999           1998
                                                          -----------    -----------    -----------     -----------
Net revenue                                                   100.0%          100.0%         100.0%         100.0%
Operating expenses:
         Clinic salaries and benefits                          35.9            34.1           35.5           33.5
         Clinic rent and lease expense                          9.4             7.4            9.0            7.6
         Clinic supplies                                       11.8            12.2           11.8           12.1
         Purchased medical services                            12.8            20.4           14.5           20.3
         Other clinic costs                                    12.9            10.8           12.5           10.8
         General corporate expenses                             3.0             2.5            2.9            2.6
         Depreciation and amortization                          4.1             3.4            3.9            3.3
         Interest expense                                       1.7            (0.3)           1.5            0.3
                                                            -------        --------       --------        -------
Income before provision for income taxes                        8.4             9.5            8.4            9.5
Provision for income taxes                                      3.2             3.6            3.2            3.6
                                                            -------        --------       --------        -------
Net income                                                      5.2%            5.9%           5.2%           5.9%
                                                            =======        ========       ========        =======

Other Financial Information:
     Total revenue, amounts in thousands (1)              $ 108,514       $  73,062      $ 215,298      $ 134,241
     Payor breakdown (2)
         Commercial and discounted fee-for-service             38.9%           42.7%          38.5%          41.1%
         Medicare/Medicaid                                     29.5            27.2           29.0           27.2
         Capitation                                            15.2            18.0           17.0           18.8
         Other                                                 16.4            12.1           15.5           12.9
                                                            -------        --------       --------        -------
                                                              100.0%          100.0%         100.0%         100.0%
                                                            =======        ========       ========        =======

(1) Total revenue represents medical group and other revenues reported at the estimated realizable amounts from patients, third-party payors and others for services rendered, net of contractual and other adjustments.
(2) As a percentage of total revenue.

Three Months Ended June 30, 1999 Compared With Three Months Ended June 30, 1998

Net revenue increased by 46.2% to $76.0 million for the quarter ended June 30, 1999, from $52.0 million for the quarter ended June 30, 1998. Approximately 74.9% of this increase was attributable to communities we entered since March 31, 1998, with the balance coming from communities in which we began operations prior to April 1, 1998. Same market growth in net revenue for communities in which we operated for longer than one year was over 15% for the quarter ended June 30, 1999 compared with the quarter ended June 30, 1998.

Overall clinic costs, including purchased medical services, as a percentage of net revenue decreased to 82.9% for the quarter ended June 30, 1999, compared to 85.0% for the quarter ended June 30, 1998. Purchased medical services reflect the cost of services required under managed care contracts that are not provided by our medical groups. Changes in overall clinic costs and individual expense categories as percentages of net revenue are due to changes in the mix of our medical groups. The primary reason for the decrease was a change in purchased medical services, which decreased to 12.8% as a percentage of net revenue for the second quarter of 1999 compared to 20.4% in the second quarter of 1998. This change resulted from the relative decrease in full professional and global capitation revenue caused by our affiliation with additional medical groups and from the conversion of one of our payor contracts from a global capitation to a discounted fee-for-service payment contract. The decrease in purchased medical services was partially offset by increases in clinic salaries and benefits, clinic rent and lease expense and other clinic costs which increased to 35.9%, 9.4% and 13.0%, respectively, in the second quarter of 1999 compared to 34.1%, 7.4% and 10.8%, respectively in the second quarter of 1998. These increases were caused by the changes in mix of our medical groups and due to the expansion of ancillary services we offer within the communities we serve.

General corporate expenses as a percentage of net revenue increased to 3.0% for the quarter ended June 30, 1999, compared to 2.5% for the quarter ended June 30, 1998. We anticipated this increase in expenses as we continued to add management resources and technology infrastructure. We believe that increases in the amount of general corporate expenses will continue as we enter new communities and expand our operations in existing communities.

Depreciation and amortization as a percentage of net revenue increased to 4.1% for the quarter ended June 30, 1999, compared to 3.3% for the quarter ended June 30, 1998. This increase resulted primarily from the change in the amortization period for our service agreement intangible assets. As a result of a change in SEC accounting policy, effective July 1, 1998, all existing and future service agreement intangible assets are amortized over a period not to exceed 25 years from the inception of the respective service agreements. In addition, depreciation has increased due to changes in the mix of our medical groups, with our recent affiliations having a relatively higher amount of property and equipment.

Net interest expense as a percentage of net revenue increased to 1.7% for the quarter ended June 30, 1999, compared to (0.3)% for the quarter ended June 30, 1998. This increase is a result of the increase in long-term debt relating to financing our affiliation with additional medical groups. In addition, interest expense in the second quarter of 1998 was offset by interest income earned on unused proceeds from a public offering of our common stock that was completed in May 1998.

Provision for income taxes reflects an effective rate of 38.0%, which is our estimated effective rate for all of 1999.

Six Months Ended June 30, 1999 Compared With Year Ended June 30, 1998

Net revenue increased by 61.0% to $149.1 million for the six months ended June 30, 1999, from $92.6 million for the six months ended June 30, 1998. Over two-thirds of this increase was attributable to communities we entered since January 1, 1998, with the remainder coming primarily from communities in which we began operations prior to December 31, 1997. Same market growth in net revenue for communities in which we operated for longer than one year was over 15% for the six months ended June 30, 1999 compared with the six months ended June 30, 1998.

Overall clinic costs, including purchased medical services, as a percentage of net revenue decreased to 83.3% for the six months ended June 30, 1999, compared to 84.3% for the six months ended June 30, 1998. Purchased medical services reflect the cost of services required under managed care contracts that are not provided by our medical groups. Changes in overall clinic costs and individual expense categories as percentages of net revenue are due to changes in the mix of our medical groups. The primary reason for the decrease was a change in purchased medical services, which decreased to 14.5% as a percentage of net revenue for the six months ending June 30, of 1999 compared to 20.3% in the first six months of 1998. This change resulted from the relative decrease in full professional and global capitation revenue caused by our affiliation with additional medical groups and from the conversion of one of our larger payor contracts from a capitation basis to a discounted fee-for-service payment contract. The decrease in purchased medical services was partially offset by an increase in clinic salaries and benefits, clinic rent and lease expense and other clinic costs which increased to 35.5%, 9.0% and 12.5%, respectively, in the six months ending June 30, 1999 compared to 33.5%, 7.6% and 10.8%, respectively, in the six months ending June 30, 1998. These increases were caused by the changes in mix of our medical groups and due to the expansion of ancillary services we offer within the communities we serve.

General corporate expenses as a percentage of net revenue increased to 2.9% for the six months ended June 30, 1999, compared to 2.6% for the quarter ended June 30, 1998. We anticipated this increase in expenses as we continued to add management and technology infrastructure. We believe that increases in the amount of general corporate expenses will continue as we enter new communities and expand our operations in existing communities.

Depreciation and amortization as a percentage of net revenue increased to 3.9% for the six months ended June 30, 1999, compared to 3.3% for the six months ended June 30, 1998. This increase resulted primarily from the change in the amortization period for our service agreement intangible assets. As a result of a change in SEC accounting policy, effective July 1, 1998, all existing and future service agreement intangible assets are amortized over a period not to exceed 25 years from the inception of the respective service agreements. In addition, depreciation has increased due to changes in the mix of our medical groups, with our recent affiliations having a relatively higher amount of property and equipment.

Net interest expense as a percentage of net revenue increased to 1.5% for the six months ended June 30, 1999, compared to 0.3% for the six months ended June 30, 1998. This increase is a result of the increase in long-term debt relating to financing our affiliation with additional medical groups. In addition, interest expense in the six months ending June 30, 1998 was offset by interest income earned on unused proceeds from a public offering of our common stock that was completed in May 1998.

Provision for income taxes reflects an effective rate of 38.0%, which is our estimated effective rate for all of 1999.

Year 2000

We are addressing issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

We have developed a written plan with respect to the Year 2000 problem. We formed a committee headed by our Director of Information Technology to evaluate the readiness of both the systems we use internally and those used by companies conducting business with us. Our plan was presented to and approved by the Board of Directors. Senior management is actively involved with the committee and updates the Board on Year 2000 compliance progress at each Board meeting.

We continue to assess the impact of the Year 2000 issue on our information systems and operations using both internal and external resources. In doing so, we have divided our internal processing software into three broad categories: financial (including general ledger, accounts payable, fixed assets, purchasing and inventory control), practice management (including billing and accounts receivable) and managed care. We have installed a common financial software package at all but four of our most recent affiliations that is Year 2000 compliant. The remaining four locations are scheduled for installation and training during the third and fourth quarters of 1999. Our philosophy with respect to our practice management systems is to utilize the legacy system in place as long as it can capably serve the physicians' needs. All of our affiliated medical groups are utilizing practice management systems that are Year 2000 compliant. Our Year 2000 assessment process continues with each new affiliation. Inadequate or noncompliant practice management systems could be acquired in a new affiliation, which would require system remediation or replacement. Based on our current strategy of replacing inadequate practice management systems, we do not believe that Year 2000 issues will cause a conversion of one or more of our practice management systems to be more or less difficult than a typical system conversion. Our primary managed care technology resides at our risk management subsidiary, PMC Medical Management ("PMC"). PMC completed upgrading its systems to be Year 2000 compliant in the second quarter of 1999.

Our plan also requires that Year 2000 assessments be included in the due diligence process on future medical group affiliations. Any necessary upgrade or replacement identified in due diligence is added to our Year 2000 plan after the affiliation is completed.

We are also in the process of gathering information about the Year 2000 compliance status of our significant suppliers and vendors. The inability of these suppliers and vendors to complete their Year 2000 resolution processes in a timely fashion could materially affect our business. We have used questionnaires, phone surveys and Internet web sites to investigate the Year 2000 status of key external vendors and service providers. We use responses received to assess the business risks posed to us. We have received responses from all of our major vendors that provide our most critical business systems and services. To date, no significant risks have been identified. If such a risk is identified, we will prioritize the issues and develop contingency plans to deal with noncompliance. These contingency plans will range from the development of additional manual processes to contracting for temporary services from third parties. We plan to have this effort completed during the third quarter of 1999.

We have used a combination of our medical group personnel, major accounting firm consultants and vendor personnel to perform Year 2000 testing. To date, we have spent approximately $2.8 million on our Year 2000 effort and estimate another $700,000 to be incurred through the remainder of the year.

We believe that we have implemented an effective program to resolve the Year 2000 issue in a timely manner. In the event that we do not complete this program or any necessary remediation, our ability to record revenue or process collections in a timely fashion could be adversely affected after January 1, 2000. In addition, disruptions in the general economy due to the Year 2000 problem could also materially adversely affect us.

Liquidity and Capital Resources

At June 30, 1999, we had working capital of $64.1 million, compared to $55.5 million at December 31, 1998. This increase in working capital resulted from the acquisition of net current assets in recent affiliations and from our net cash provided by operations. Net cash provided by operations for the six months ended June 30, 1999 was $1.4 million. Net income, combined with depreciation and amortization and deferred taxes, provided $14.4 million in cash flows. This was offset by uses of cash of $13.0 million that resulted from increases in accounts receivable, management fees receivable, due from affiliated medical groups and other assets, and decreases in accounts payable, amounts payable to affiliated groups and accrued expenses and other liabilities.

Our accounts receivable increased $5.9 million, net of the effects of purchase accounting since December 31, 1998. Approximately $1.7 million of this increase resulted from an increase in revenues in the second quarter of 1999 compared to the fourth quarter of 1998. Another $2.0 million resulted from increases in accounts receivable in recent affiliations where we did not acquire assets in the affiliation and from changes in provider numbers (for reimbursement purposes) of certain of our affiliated physicians. The remaining $2.2 million resulted from an increase in accounts receivable days outstanding from 47 days to 50 days, most of which is related to two affiliated groups. Although 50 days outstanding compares favorably within the healthcare industry, we are nonetheless focusing significant efforts at these clinics to improve the collections and the overall business office processes.

We had aggregate cash expenditures for purchases of clinic assets of $67.3 million for the six months ended June 30, 1999. Of this amount, $23.6 million related primarily to deferred payments associated with previously completed acquisitions and $43.7 million related to acquisitions completed in the first six months of 1999. Our capital expenditures amounted to $2.8 million for the six months ended June 30, 1999. Although each of the service agreements with our affiliated medical groups requires us to provide capital for equipment, expansion, additional physicians and other major expenditures, we have not committed a specific amount in advance. Capital expenditures are made based partially upon the availability of funds, the sources of funds, alternative projects and an acceptable repayment period.

In November 1998, we authorized a common stock repurchase program whereby we may repurchase up to $10.0 million of our common stock. During the first six months of 1999, we purchased 693,103 shares at an average price of $4.21 per share.

On December 17, 1998, we entered into a new credit facility, which was amended on June 28, 1999. The facility currently provides for a three-year commitment to fund revolving credit borrowings of up to $152.5 million for acquisitions and general working capital. This commitment can increase to $165.0 million. The current commitment is comprised of a $137.5 million commitment that expires December 31, 2001 and a $15.0 million commitment that expires June 27, 2000. The interest rate is set at our option and varies based on our leverage, as follows:
(i) the higher of the federal funds rate plus 0.5% to 1.25% or the prime rate plus 0.0% to 0.75%, or (ii) the Eurodollar rate plus 1.25% to 2.25%. As of June 30, 1999, the effective interest rate under the credit facility was 7.1%. The credit facility includes certain restrictive covenants, including limitations on the payment of dividends, as well as requirements for the maintenance of certain financial ratios. In obtaining the credit facility, we paid a commitment fee and other closing costs of approximately $1.3 million, which has been capitalized in other assets on our consolidated balance sheets and is amortized as an adjustment to interest expense using the effective interest method. At our option, we can convert the outstanding balance under the credit facility to a term loan due December 17, 2003. The credit facility is secured by substantially all of our assets. As of June 30, 1999, we had $123.5 outstanding and $28.7 million available, subject to certain conditions under the agreement.

We had cash and cash equivalents of $10.1 million at June 30, 1999. In addition to this, our principal sources of liquidity at June 30, 1999 were accounts receivable of $62.3 million and availability of $28.7 million under the credit facility. We believe that this will be sufficient to meet our working capital needs for at least the next twelve months. Our future acquisition, expansion and capital expenditure programs may, however, require substantial amounts of additional capital resources. To meet the additional capital needs of these programs, we will continue to evaluate alternative sources of financing, including short- and long-term bank indebtedness, additional equity and other forms of financing, the availability and terms of which will depend upon market and other conditions. There can be no assurance that we will be able to obtain additional financing at acceptable terms.

Forward-Looking Statements

This report includes "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 about anticipated results, including statements as to operating results, liquidity and capital resources, and expansion into and within additional communities. These forward-looking statements are based upon our internal estimates, which are subject to change because they reflect preliminary information and our assumptions. Thus, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations we have expressed in the forward-looking statements. The factors that could cause actual results or outcomes to differ from our expectations include our ability to:

o        continue to operate profitably;

o        expand in our existing communities;

o        establish operations in additional communities; and

o        obtain additional financing upon terms acceptable to us;

along with the uncertainties and other factors described in this report and in the our public filings and reports.

Item 2. Changes in Securities and Use of Proceeds

In June 1999, the Company issued 400,301 shares of Common Stock to the former stockholders of a medical group as post-closing adjustments to the consideration payable by the Company in connection with its acquisition by the Company in April 1998. This issuance was exempt from registration under the Securities Act, pursuant to section 4(2) of the Act as it did not involve any public offering.


Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 14, 1999. At the meeting, the stockholders elected David T. Bailey, M.D. and Jack W. McCaslin as Class II members of the Board of Directors with terms expiring in 2002. Other members of the Board of Directors whose terms continue after the meeting include James F. Herd, M.D. and Charles J. Buysse, M.D., who are Class I directors with terms expiring in 2001, and Richard E. Ragsdale, E. Thomas Chaney, and H. Wayne Posey, who are Class III directors with terms expiring in 2000.

The voting results of the election of directors are as follows:

                                                   Votes              Withheld
               Nominee:                             For               Authority
        David T. Bailey, M.D.                      14,659,190         1,581,674
        Jack W. McCaslin                           14,454,378         1,786,486

In addition, the stockholders approved an amendment to the 1996 Stock Option Plan to increase the number of shares of common stock that might be issued pursuant to stock options granted under the plan by 1,000,000 shares.

The voting results for the amendment to the 1996 stock option plan are as follows:

         For                                        11,520,490
         Against                                     4,602,924
         Abstain                                       117,450


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

Signature                                                 Title                                    Date
/s/ H. WAYNE POSEY
H. Wayne Posey                                  Chairman, President, Chief Executive           August 16, 1999
                                                Officer, and Director
                                                (Chief Executive Officer)

/s/ ROBERT D. SMITH
Robert D. Smith                                 Senior Vice President - Finance and            August 16, 1999
                                                Chief Financial Officer
                                                (Chief Accounting Officer)
