Form 10-Q
period 1999-09-30
PROMEDCO MANAGEMENT CO
filed 1999-11-15
CIK 1011630

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549





                                    FORM 10-Q
(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly  period ended September 30, 1999

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

                                                      Outstanding at
   Class of Common Stock                             October 31, 1999
      $.01 par value                                 21,732,423 shares


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                                      INDEX


                                                                                                           Page
                                                                                                            No.

Part I. Financial Information

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets
                      September 30, 1999 and December 31, 1998                                               2

                  Condensed Consolidated Statements of Operations
                      Three Months and Nine Months Ended September 30, 1999 and 1998                         3

                  Condensed Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 1999 and 1998                                          4

                  Notes to Condensed Consolidated Financial Statements                                       5

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                10

Part II. Other Information

         Item 2. Changes in Securities and use of Proceeds                                                  18

         Item 6. Exhibits and Reports on Form 8-K                                                           18

Signatures                                                                                                  19


                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (All amounts are expressed in thousands)


                                                                           September 30, 1999       December 31,
                                                                               (Unaudited)              1998

                                     ASSETS
Current assets:
         Cash and cash equivalents                                         $           11,104    $           13,871
         Accounts receivable, net                                                      61,436                51,375
         Management fees receivable                                                     9,894                 8,490
         Due from affiliated medical groups                                             9,992                 8,399
         Deferred tax benefit                                                           2,206                 2,206
         Prepaid expenses and other current assets                                     19,574                13,043
                                                                           ------------------    ------------------
                  Total current assets                                                114,206                97,384
                                                                           ------------------    ------------------
Property and equipment, net                                                            23,075                15,125
Intangible assets, net                                                                220,978               153,402
Long-term receivables                                                                  42,785                40,429
Other assets                                                                            3,239                 3,133
                                                                           ------------------    ------------------
                  Total assets                                             $          404,283    $          309,473
                                                                           ==================    ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                  $            5,933    $            4,683
         Payable to affiliated medical groups                                          11,109                 9,455
         Accrued salaries, wages and benefits                                           8,183                 8,146
         Accrued purchased medical services                                             9,605                 6,087
         Accrued expenses and other current liabilities                                 5,907                 6,741
         Current maturities of long-term debt                                          12,464                 3,232
         Current portion of obligations under capital leases                              522                   557
         Current portion of deferred purchase price                                     2,400                 2,137
         Income taxes payable                                                           1,564                   847
                                                                           ------------------    ------------------
                  Total current liabilities                                            57,687                41,885
                                                                           ------------------    ------------------
Long-term debt, net of current maturities                                             132,742                58,130
Obligations under capital leases, net of current portion                                  411                   701
Deferred purchase price, net of current portion                                        19,302                25,290
Convertible subordinated notes payable                                                 10,162                 7,635
Deferred income tax liability                                                           4,810                 2,872
Other long-term liabilities                                                                81                   312
                                                                           ------------------    ------------------
                  Total liabilities                                                   225,195               136,825
                                                                           ------------------    ------------------

Stockholders' equity:
         Common stock                                                                     217                   211
         Additional paid-in capital                                                   156,010               152,786
         Common stock to be issued                                                         90                 6,005
         Treasury stock                                                                (2,077)                   -
         Stockholder notes receivable                                                    (250)                 (370)
         Retained earnings                                                             25,098                14,016
                                                                           ------------------    ------------------
                  Total stockholders' equity                                          179,088               172,648
                                                                           ------------------    ------------------
                  Total liabilities and stockholders' equity               $          404,283    $          309,473
                                                                           ==================    ==================


   The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
       (All amounts are expressed in thousands, except for earnings per share)

                                                      Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                        1999             1998             1999             1998
Net revenue                                        $     84,317    $      61,097     $    233,430    $     153,703

Operating expenses:
         Clinic salaries and benefits                    28,989           19,334           81,972           50,389
         Clinic rent and lease expense                    7,340            4,529           20,720           11,590
         Clinic supplies                                  9,514            6,598           27,073           17,793
         Purchased medical services                      13,631           14,813           35,294           33,601
         Other clinic costs                              10,972            6,649           29,661           16,608
         General corporate expenses                       2,396            1,233            6,659            3,607
         Depreciation and amortization                    3,093            2,075            8,979            5,118
         Interest expense                                 1,798              (48)           4,075              254
                                                  -------------  ---------------- ---------------  ---------------
         Total                                           77,733           55,183          214,433          138,960
                                                  -------------  ---------------  ---------------  ---------------

Income before provision for income taxes                  6,584            5,914           18,997           14,743

Provision for income taxes                                2,502            2,248            7,219            5,602
                                                  -------------  ---------------  ---------------  ---------------

Net income                                        $       4,082  $         3,666  $        11,778  $         9,141
                                                  =============  ===============  ===============  ===============

Earnings per share:
         Basic                                    $        0.19   $         0.17  $         0.56   $          0.52
                                                  =============   ==============  ==============   ===============
         Diluted                                  $        0.18   $         0.16  $         0.51   $          0.45
                                                  =============   ==============  ==============   ===============

Weighted average number of common shares outstanding:
         Basic                                           21,053           21,450          21,126            17,662
                                                  ==============  ==============  ==============   ===============
         Diluted                                         22,978           23,540          23,291            20,446
                                                  ==============  ==============  ==============   ===============





  The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                    (All amounts are expressed in thousands)


                                                                                Nine Months Ended September 30,
                                                                                  1999                  1998
Cash flows from operating activities:
     Net income                                                               $    11,778              $    9,141
     Adjustments  to  reconcile  net  income to net cash  provided  by
     (used in) operating activities (net of effects of purchase transactions):
         Depreciation and amortization                                              8,979                   5,118
         Provision for deferred income taxes                                        1,488                   1,116
         Changes in assets and liabilities:
              Accounts receivable, net                                             (5,892)                (11,360)
              Management fees receivable                                           (1,342)                 (5,994)
              Due from affiliated medical groups                                     (789)                    462
              Prepaid expenses and other assets                                    (3,641)                 (2,352)
              Accounts payable                                                       (369)                 (2,475)
              Payable to affiliated medical groups                                    495                     236
              Accrued expenses and other liabilities                               (3,090)                 (1,373)
                                                                              -----------             -----------
Net cash provided by (used in) operating activities                                 7,617                  (7,481)
                                                                              -----------             -----------

Cash flows from investing activities:
     Purchases of property and equipment                                          (4,885)                  (2,987)
     Purchases of clinic assets, net of cash acquired                            (84,494)                 (46,123)
     Collection of notes receivable                                                1,462                   (2,792)
                                                                              ----------              -----------
Net cash used in investing activities                                            (87,917)                 (51,902)
                                                                             -----------              -----------

Cash flows from financing activities:
     Borrowings under long-term debt                                              90,000                  47,320
     Payments on long-term debt                                                   (8,816)                (63,470)
     Payments on capital lease obligations                                          (390)                   (336)
     Payment of deferred financing costs                                            (736)                     -
     Proceeds from issuance of common stock, net                                     269                  72,940
     Purchase of treasury shares                                                  (2,914)                     -
     Collection of stockholder note receivable                                       120                      -
                                                                            ------------             -----------
Net cash provided by financing activities                                         77,533                  56,454
                                                                            ------------             -----------

Decrease in cash and cash equivalents                                            (2,767)                  (2,929)

Cash and cash equivalents, beginning of period                                   13,871                   15,761
                                                                            -----------              -----------

Cash and cash equivalents, end of period                                   $     11,104              $    12,832
                                                                           ============              ===========

Supplemental disclosure of cash flow information
     Cash paid during the period for -
         Interest expense                                                  $      5,567              $    2,008
         Income taxes                                                      $      4,927              $    3,941

    The accompanying notes are an integral  part of these financial statements.

                                                                  20
                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Common stock to be issued is assumed to be common stock outstanding and is included in the weighted average number of common shares outstanding for the basic EPS calculation. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury method to the extent that these securities are not anti-dilutive. For the three month and nine month period ending September 30, 1999, approximately 2.9 million of stock stock options were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

Net Revenue

Net revenue represents total revenue less amounts paid to medical groups. The amounts paid to medical groups (typically 80-85% of the group's operating income) represents amounts paid to the groups pursuant to the service agreements between the Company and the groups and primarily consists of the cost of the services of the group's physicians. Under the service agreements, the Company provides each medical group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-provider personnel utilized by the group.

Net revenue is detailed as follows (in thousands):

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                             1999           1998            1999           1998

         Total revenue                                    $   113,658    $    81,254    $   328,956     $   215,496
         Amounts paid to medical groups                        29,341         20,157         95,526          61,793
                                                          -----------    -----------    -----------     -----------
         Net revenue                                      $    84,317    $    61,097    $   233,430     $   153,703
                                                          ===========    ===========    ===========     ===========


Total revenue consists primarily of billings and charges to patients, third party payors and others and payments received under capitated contracts for professional and ancillary services rendered. Total revenue also includes amounts earned for other services rendered, including contract billing; medical directorships; transition management; strategic planning and management consulting. Revenues are recorded at the estimated realizable amounts, net of contractual and other adjustments. Revenue under certain third party payor agreements is subject to audit and retroactive adjustments. Provisions for third party settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as the final settlements are determined. There are no material claims, disputes, or other unsettled matters that exist to management's knowledge concerning third party reimbursements. In addition, management believes there are no retroactive adjustments that would be material to the Company's financial statements.

2.       ACQUISITIONS:

Through September 30, 1999 and during 1998, the Company, through its wholly owned subsidiaries, acquired certain operating assets of the following medical clinics:


                     Medical group                         Date                             Location

1999:    El Paseo Medical Center                     January 1999 (a)                   Las Cruces, NM
         Boca Raton Medical Associates               February 1999 (b)                  Boca Raton, FL
         Medical Office Services                     May 1999                           Flagstaff, AZ
         Family Care Center of Indiana               May 1999                           Dyer, IN
         MedGroup                                    August 1999                        Prescott, AZ
         Horizon Medical Group                       October 1999 (c)                   Columbus, GA

1998:    Berkshire Physicians & Surgeons             April 1998 (d)                     Pittsfield, MA
         Primary Medical Clinics                     May 1998                           Midland, TX
         Prime Medical Associates                    June 1998                          Hudson, NY
         Physicians' Primary Care                    July 1998                          Ft. Myers, FL
         Medical Associates of Pinellas              November 1998 (e)                  Clearwater, FL


(a)           The Company  operated El Paseo  Medical  Center  under a long-term
              service  agreement   effective   December  1,  1998.  The  Company
              completed its acquisition in January 1999.

(b) The Company operated Boca Raton Medical Associates under an interim service agreement effective October 1, 1998. The Company completed its acquisition in February 1999, and entered into a long-term service agreement effective February 1, 1999.

(c) The Company operated Horizon Medical Group under an interim service agreement effective July 1, 1998. The Company completed its acquisition in October 1999, and entered into a long-term service agreement effective October 1, 1999.

(d) The Company operated Berkshire Physicians and Surgeons under an interim service agreement effective February 1, 1998. The Company completed its acquisition in April 1998, and entered into a long-term service agreement effective April 1, 1998.

(e) The Company operated Medical Associates of Pinellas under an interim service agreement effective May 1, 1998. The Company completed its acquisition in October 1998 and entered into a long-term service agreement effective November 1, 1998.

Effective August 1, 1999, the Company, through a wholly-owned subsidiary, completed its acquisition of Primergy, Inc., ("Primergy"). Based in Kingston, New York, Primergy is a medical network management company which owns and operates five IPAs in the Hudson Valley of New York and has under contract more than 1,000 physicians.

These acquisitions were accounted for as purchases, and the accompanying condensed consolidated financial statements include the results of their operations from the dates of their respective acquisitions. Purchase price allocations to tangible assets acquired and liabilities assumed are based on the estimated fair values at the dates of acquisitions and are subject to final revisions. Simultaneous with each medical group acquisition, the Company entered into a long-term service agreement with the related medical group. The service agreements are 40 years in length.

The following unaudited pro forma information reflects the effect of acquisitions of medical groups and Primergy on the consolidated results of operations of the Company had the acquisitions occurred at January 1, 1998. Future results may differ substantially from pro forma results and cannot be considered indicative of future results (in thousands).


                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                             1999           1998            1999           1998

         Net revenue                                      $    86,414  $   79,263      $  252,518     $   207,825
                                                          ===========  ==========      ==========     ===========
         Net income                                       $     4,406  $    4,396      $   12,927     $    10,109
                                                          ===========  ==========      ==========     ===========

         Earnings per share
                  Basic                                   $      0.21  $     0.20      $     0.61     $      0.56
                                                          ===========  ==========      ===========    ===========
                  Diluted                                 $      0.19  $     0.18      $     0.55     $      0.48
                                                          ===========  ==========      ===========    ===========

         Weighted average number of common
         shares outstanding
                  Basic                                        21,240      21,706          21,355          18,084
                                                          ===========  ==========      ===========    ===========
                  Diluted                                      23,165      23,795          23,519          20,868
                                                          ===========  ===========     ===========    ===========

The pro forma net income for the three months ended September 30, 1999 is only slightly larger than the amount for the same pro forma period in 1998 as incremental growth in clinic contribution of over 10% was offset by higher general corporate expenses which includes no pro forma adjustments.

The pro forma information presented above does not take into account the Company's public offering of 6,900,000 shares of common stock in May 1998, see
Note 5, and a change in the Company's amortization policy, see Note 6.

3.       LONG-TERM DEBT:

Long-term debt is summarized as follows (in thousands):

                                                                              September 30,         December 31,
                                                                                  1999                  1998

         Borrowings under bank credit facility                             $          139,500    $           54,500
         Notes payable issued to medical groups                                         4,547                 6,654
         Other long-term debt                                                           1,159                   208
                                                                           ------------------    ------------------
                                                                                      145,206                61,362
         Less- current maturities                                                     (12,464)               (3,232)
                                                                           -------------------   ------------------
         Long-term debt, net of current maturities                         $          132,742    $           58,130
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

In the second and third quarters of 1999, the Company converted approximately $106,000 of convertible subordinated notes payable to a medical group into 11,736 shares of the Company's common stock.

In the first nine months of 1999, an affiliated medical group surrendered 32,896 shares of the Company's common stock as partial payment of an outstanding note balance and accrued interest.

5.       SUPPLEMENTAL NET EARNINGS PER SHARE DATA:

In May 1998, the Company completed a public offering of 6,900,000 shares of common stock at a price of $11.00 per share (the "Offering"). The unaudited supplemental earnings per share data has been calculated assuming the Offering occurred as of January 1, 1998.

                                                                        Nine Months Ended

September 30, 1998
         Supplemental net earnings per share
              Basic                                                     $          0.47
                                                                        ===============
              Diluted                                                   $          0.42
                                                                        ===============

         Supplemental weighted average number of common shares outstanding (in thousands)
              Basic                                                              21,006
                                                                        ===============
              Diluted                                                            23,790
                                                                        ===============


6.       CHANGE IN ACCOUNTING ESTIMATE:

Effective July 1, 1998, in compliance with a change in SEC accounting policy, the Company changed its estimate with respect to the estimated life of its service agreement rights intangible assets. All existing and future service agreement rights intangible assets will be amortized over a period not to exceed 25 years from the inception of the respective service agreements. Had the Company adopted this policy at the beginning of 1998, amortization expense would have increased and diluted earnings per share would have decreased by approximately $480,000 and $0.02, respectively, in the nine months ending September 30, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

We are a medical services company that manages and coordinates the delivery of a wide variety of healthcare services in non-urban communities. We typically affiliate with a leading medical group in the community, which becomes our platform from which we consolidate the delivery of local healthcare services. We expand this platform by adding ancillary services, physicians and mid-level providers (such as nurse practitioners and physician assistants).

We formed the company in December 1994 and have experienced rapid growth since then, primarily as a result of entering new communities and also from same market growth within our communities. We currently operate in 24 communities where we are affiliated with medical groups comprised of some 790 physicians and 150 mid-level providers. In addition, we are associated with approximately 1,800 physicians in independent practice association ("IPA") networks.

Our agreements with medical groups are structured to provide a common incentive for growth. When affiliating with a medical group, we typically acquire, at fair market value, the group's non-real estate operating assets and enter into a 40-year service agreement with the group in exchange for various combinations of cash, our common stock, other securities issued by us and/or our assumption of certain liabilities. Under these service agreements, we receive a fixed percentage, typically 15% to 20%, of each group's operating income before physician compensation. In our more recent affiliations, our share of income from new ancillary services has been increased to 50%. We also share between 25% and 50% of each group's surplus or deficit under risk-sharing arrangements pursuant to capitated managed care contracts.

We have also developed alternative affiliation structures which require minimal initial investment and have recently closed one such affiliation. The related 25-year service agreement gives us a lower percentage of the group's operating income than our typical agreement, but entitles us to 50% of the income from ancillary services added following the initial affiliation date. The service agreement also allows the group to terminate the agreement for any reason at five-year intervals, but only if the group purchases all of the practice assets then owned by us and pays us a multiple of additional cash flows created since the initial affiliation date.

Our net revenue represents total revenue for services rendered (reported at the estimated realizable amounts from patients, third-party payors and others, net of contractual and other adjustments), less amounts paid to the medical groups. The amounts paid to the medical groups, typically 80-85% of the medical groups' operating income, primarily consist of the cost of physician services. Under our service agreements, we provide each medical group with the facilities and equipment used in its medical practice, assume responsibility for the management of the operations of the practice and employ substantially all of the personnel utilized by the group other than the physicians and mid-level providers. We do not consolidate the operating results and accounts of the medical groups.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Results of Operations

We began operations in our first two communities in June and December 1995, and entered five additional communities in 1996, six in 1997 and eight in 1998. During the first nine months of 1999, we entered three additional communities. Changes in results of operations were caused primarily by expanding into additional communities and same market growth in our existing communities. The following table sets forth the percentages of revenue represented by certain items reflected in our condensed consolidated statements of operations.



                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                             1999           1998            1999           1998
Net revenue                                                   100.0%          100.0%         100.0%         100.0%
Operating expenses:
         Clinic salaries and benefits                          34.4            31.7           35.2           32.8
         Clinic rent and lease expense                          8.7             7.4            8.9            7.5
         Clinic supplies                                       11.3            10.8           11.6           11.6
         Purchased medical services                            16.2            24.2           15.1           21.9
         Other clinic costs                                    13.0            10.9           12.7           10.8
         General corporate expenses                             2.8             2.0            2.9            2.3
         Depreciation and amortization                          3.7             3.4            3.8            3.3
         Interest expense                                       2.1            (0.1)           1.7            0.2
                                                            -------        ---------      --------        -------
Income before provision for income taxes                        7.8             9.7            8.1            9.6
Provision for income taxes                                      3.0             3.7            3.1            3.6
                                                            -------        --------       --------        -------
Net income                                                      4.8%            6.0%           5.0%           6.0%
                                                            =======        ========       ========        =======

Other Financial Information:
     Total revenue, amounts in thousands (1)              $ 113,658    $     81,254    $   328,956    $   215,496
     Payor breakdown (2)
         Commercial and discounted fee-for-service             37.7%           37.7%          38.2%          40.3%
         Medicare/Medicaid                                     29.9            30.0           29.3           29.3
         Capitation                                            17.2            20.4           17.1           18.8
         Other                                                 15.2            11.9           15.4           11.6
                                                            -------        --------       --------        -------
                                                              100.0%          100.0%         100.0%         100.0%
                                                            =======        ========       ========        =======


(1) Total revenue represents amounts received for professional and ancillary services and for other services, such as contract billing; medical directorship and transition management. These amounts are recorded at the estimated realizable amounts, net of contractual and other adjustments. Our net revenue represents revenue, reduced by amounts paid to the medical groups.
(2) As a percentage of total revenue.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Three Months Ended September 30, 1999 Compared With Three Months Ended September 30, 1998

Net revenue increased by 38.0% to $84.3 million for the quarter ended September 30, 1999, from $61.1 million for the quarter ended September 30, 1998. Approximately two-thirds of this increase was attributable to communities we entered since September 30, 1998, with the balance coming from communities in which we began operations prior to October 1, 1998. Same market growth in net revenue for communities in which we operated for longer than one year was over 13% for the quarter ended September 30, 1999 compared with the quarter ended September 30, 1998.

Overall clinic costs, including purchased medical services, as a percentage of net revenue decreased to 83.6% for the quarter ended September 30, 1999, compared to 85.0% for the quarter ended September 30, 1998. Purchased medical services reflect the cost of services required under managed care contracts that are not provided by our medical groups. The primary reason for the overall decrease in clinic expenses as a percentage of net revenue was a change in purchased medical services, which decreased to 16.2% as a percentage of net revenue for the third quarter of 1999, compared to 24.2% in the third quarter of 1998. This change resulted from the relative decrease in full professional and global capitation revenue (compared to total revenue) caused by our affiliation with additional medical groups having lower concentration of capitation and from the conversion of one of our payor contracts from a capitation arrangement to a discounted fee-for-service payment contract. The decrease in purchased medical services was partially offset by increases, as a percentage of net revenue, in clinic salaries and benefits, clinic rent and lease expense and other clinic costs which increased to 34.4%, 8.7% and 13.0%, respectively, in the third quarter of 1999 compared to 31.7%, 7.4% and 10.9%, respectively in the second quarter of 1998. These increases were caused by the changes in mix of our medical groups and due to the expansion of ancillary services we offer within the communities we serve.

General corporate expenses as a percentage of net revenue increased to 2.8% for the quarter ended September 30, 1999, compared to 2.0% for the quarter ended September 30, 1998. We anticipated this increase in expenses as we continued to add management resources and technology infrastructure. We believe that increases in the amount of general corporate expenses will continue as we enter new communities and expand our operations in existing communities.

Depreciation and amortization as a percentage of net revenue increased to 3.7% for the quarter ended September 30, 1999, compared to 3.4% for the quarter ended September 30, 1998. This increase resulted primarily from an increase in depreciation due to changes in the mix of our medical groups, with certain of our more recent affiliations having a relatively higher amount of property and equipment.

Net interest expense as a percentage of net revenue increased to 2.1% for the quarter ended September 30, 1999, compared to (0.1)% for the quarter ended September 30, 1998. This increase is a result of the increase in long-term debt relating to financing our affiliation with additional medical groups. In addition, interest expense in the third quarter of 1998 was offset by interest income earned on unused proceeds from a public offering of our common stock that was completed in May 1998.

Provision for income taxes reflects an effective rate of 38.0%, which is our estimated effective rate for all of 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Nine Months Ended September 30, 1999 Compared With Nine Months Ended September 30, 1998

Net revenue increased by 51.9% to $233.4 million for the nine months ended September 30, 1999, from $153.7 million for the nine months ended September 30, 1998. Approximately three-fourths of this increase was attributable to communities we entered since January 1, 1998, with the remainder coming primarily from communities in which we began operations prior to December 31, 1997. Same market growth in net revenue for communities in which we operated for longer than one year was over 15% for the nine months ended September 30, 1999 compared with the nine months ended September 30, 1998.

Overall clinic costs, including purchased medical services, as a percentage of net revenue decreased to 83.5% for the nine months ended September 30, 1999, compared to 84.6% for the nine months ended September 30, 1998. Purchased medical services reflect the cost of services required under managed care contracts that are not provided by our medical groups. The primary reason for the overall decrease in clinic expenses as a percentage of net revenue was a change in purchased medical services, which decreased to 15.1% as a percentage of net revenue for the nine months ending September 30, 1999, compared to 21.9% in the first nine months of 1998. This change resulted from the relative decrease in full professional and global capitation revenue (compared to total revenue) caused by our affiliation with additional medical groups and from the conversion of one of our larger payor contracts from a capitation arrangement to a discounted fee-for-service payment contract. The decrease in purchased medical services was partially offset by an increase in clinic salaries and benefits, clinic rent and lease expense and other clinic costs which increased to 35.2%, 8.9% and 12.7%, respectively, in the nine months ending September 30, 1999 compared to 32.8%, 7.5% and 10.8%, respectively, in the nine months ending September 30, 1998. These increases were caused by the changes in mix of our medical groups and due to the expansion of ancillary services we offer within the communities we serve.

General corporate expenses as a percentage of net revenue increased to 2.9% for the nine months ended September 30, 1999, compared to 2.3% for the quarter ended September 30, 1998. We anticipated this increase in expenses as we continued to add management and technology infrastructure. We believe that increases in the amount of general corporate expenses will continue as we enter new communities and expand our operations in existing communities.

Depreciation and amortization as a percentage of net revenue increased to 3.8% for the nine months ended September 30, 1999, compared to 3.3% for the nine months ended September 30, 1998. This increase resulted primarily from the change in the amortization period for our service agreement intangible assets. As a result of a change in SEC accounting policy, effective July 1, 1998, all existing and future service agreement intangible assets are amortized over a period not to exceed 25 years from the inception of the respective service agreements. In addition, depreciation has increased due to changes in the mix of our medical groups, with certain of our more recent affiliations having a relatively higher amount of property and equipment.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Net interest expense as a percentage of net revenue increased to 1.7% for the nine months ended September 30, 1999, compared to 0.2% for the nine months ended September 30, 1998. This increase is a result of the increase in long-term debt relating to financing our affiliation with additional medical groups. In addition, interest expense in the nine months ending September 30, 1998 was offset by interest income earned on unused proceeds from a public offering of our common stock that was completed in May 1998.

Provision for income taxes reflects an effective rate of 38.0%, which is our estimated effective rate for all of 1999.

Year 2000

We are in the final stages of completing our company-wide review and testing to address issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer operation will be affected by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

We have developed a written plan with respect to the Year 2000 problem. We formed a committee headed by our Director of Information Technology to evaluate the readiness of both the systems we use internally and those used by companies conducting business with us. Our plan was presented to and approved by the Board of Directors. Senior management is actively involved with the committee including reviewing test results and contingency plans and updates the Board of Directors on Year 2000 compliance progress at each Board meeting.

We continue to assess the impact of the Year 2000 issue on our information systems and operations using both internal and external resources. In doing so, we have divided our internal processing software into three broad categories: financial (including general ledger, accounts payable, fixed assets, purchasing and inventory control), practice management (including billing and accounts receivable) and managed care. We have installed a common financial software package at all of our affiliations that is Year 2000 compliant. Our philosophy with respect to our practice management systems is to utilize the legacy system in place as long as it can capably serve the physicians' needs. All of our affiliated medical groups are utilizing practice management systems that are Year 2000 compliant. Our Year 2000 assessment process continues with each new affiliation. Inadequate or noncompliant practice management systems could be acquired in a new affiliation, which would require system remediation or replacement. Based on our current strategy of replacing inadequate practice management systems, we do not believe that Year 2000 issues will cause a conversion of one or more of our practice management systems to be more or less difficult than a typical system conversion. Our primary managed care technology resides at our risk management subsidiary, PMC Medical Management ("PMC"). PMC completed upgrading its systems to be Year 2000 compliant in the second quarter of 1999.

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

We are also in the process of gathering information about the Year 2000 compliance status of our significant suppliers and vendors. The inability of these suppliers and vendors to complete their Year 2000 resolution processes in a timely fashion could materially affect our business. We have used questionnaires, phone surveys and Internet web sites to investigate the Year 2000 status of key external vendors and service providers. We use responses received to assess the business risks posed to us. We have received responses from all of our major vendors that provide our most critical business systems and services. To date, no significant risks have been identified. If such a risk is identified, we will prioritize the issues and develop contingency plans to deal with noncompliance. These contingency plans will range from the development of additional manual processes to contracting for temporary services from third parties. We are in the process of finalizing contingency plans.

We have used a combination of our medical group personnel, major accounting firm consultants and vendor personnel to perform Year 2000 testing. To date, we have spent approximately $3.6 million on our Year 2000 effort and estimate less than $500,000 to be incurred through the remainder of the year.

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

Liquidity and Capital Resources

At September 30, 1999, we had working capital of $56.5 million, compared to $55.5 million at December 31, 1998. This increase in working capital resulted from the acquisition of net current assets in recent affiliations and from our net cash provided by operations. Net cash provided by operations for the nine months ended September 30, 1999 was $7.6 million. Net income, combined with depreciation and amortization and deferred taxes and an increase in payable to affiliated physician groups, provided $22.7 million in cash flows. This was offset by uses of cash of $15.1 million that resulted from increases in accounts receivable, management fees receivable, due from affiliated medical groups and other assets, and decreases in accounts payable, and accrued expenses and other liabilities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Our accounts receivable increased $5.9 million, net of the effects of purchase accounting since December 31, 1998. Approximately $1.9 million of this increase resulted from an increase in revenues in the third quarter of 1999 compared to the fourth quarter of 1998. Another $2.0 million resulted from increases in accounts receivable in recent affiliations where we did not acquire assets in the affiliation and from changes in provider numbers (for reimbursement purposes of certain of our affiliated physicians). The remaining $2.0 million resulted from an increase in accounts receivable days outstanding from 47 days to 49 days. During the third quarter, we reduced the number of days in accounts receivable from 50 days as of June 30, 1999 to 49 days as of September 30, 1999. While our days outstanding compares favorably within the healthcare industry, we are nonetheless focusing significant efforts at all of our clinics to continue to improve the collections and the overall business office processes.

We had aggregate cash expenditures for purchases of clinic assets of $84.5 million for the nine months ended September 30, 1999. Of this amount, $25.6 million related primarily to deferred payments associated with previously completed acquisitions and $58.9 million related to acquisitions completed in the first nine months of 1999. Our capital expenditures amounted to $4.9 million for the nine months ended September 30, 1999. Although each of the service agreements with our affiliated medical groups requires us to provide capital for equipment, expansion, additional physicians and other major expenditures, we have not committed a specific amount in advance. Capital expenditures are made based partially upon the availability of funds, the sources of funds, alternative projects and an acceptable repayment period.

In November 1998, we authorized a common stock repurchase program whereby we may repurchase up to $10.0 million of our common stock. During the first nine months of 1999, we purchased 693,103 shares at an average price of $4.21 per share.

On December 17, 1998, we entered into a new credit facility, which was amended on June 28, 1999. The facility currently provides for a three-year commitment to fund revolving credit borrowings of up to $157.5 million for acquisitions and general working capital. The commitment is comprised of $142.5 million maximum commitment that expires December 31, 2001 and a $15.0 million commitment that expires June 27, 2000. The interest rate is set at our option and varies based on our leverage, as follows: (i) the higher of the federal funds rate plus 0.5% to 1.25% or the prime rate plus 0.0% to 0.75%, or (ii) the Eurodollar rate plus 1.25% to 2.25%. As of September 30, 1999, the effective interest rate under the credit facility was 7.4%. The credit facility includes certain restrictive covenants, including limitations on the payment of dividends, as well as requirements for the maintenance of certain financial ratios. In obtaining the credit facility and subsequent amendments, we paid commitment fees and other closing costs of approximately $1.7 million, which has been capitalized in other assets on our consolidated balance sheets and is amortized as an adjustment to interest expense using the effective interest method. At our option, we can convert the outstanding balance under the credit facility to a term loan due December 17, 2003. The credit facility is secured by substantially all of our assets. As of September 30, 1999, we had $139.5 outstanding and $18.0 million available, subject to certain conditions under the agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

In connection with the affiliation of a physician group, the Company issued convertible subordinated notes totaling $1,850,000. The notes accrue interest at a rate of 5% paid annually on July 30 and can be converted into shares of the Company's common stock at a conversion price of $5.08, subject to adjustment under the note agreement.

We had cash and cash equivalents of $11.1 million at September 30, 1999. In addition to this, our principal sources of liquidity at September 30, 1999 were accounts receivable of $61.4 million and availability of $18.0 million under the credit facility. We believe that this will be sufficient to meet our working capital needs for at least the next twelve months. Our future acquisition, expansion and capital expenditure programs may, however, require substantial amounts of additional capital resources. To meet the additional capital needs of these programs, we will continue to evaluate alternative sources of financing, including short- and long-term bank indebtedness, additional equity and other forms of financing, the availability and terms of which will depend upon market and other conditions. There can be no assurance that we will be able to obtain additional financing at acceptable terms.


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

Item 2. Changes in Securities and Use of Proceeds

In July 1999, the Company issued 9,658 shares of Common Stock to the former stockholder of a medical group as post-closing adjustments to the consideration payable by the Company in connection with its acquisition by the Company in August 1998. In August 1999, the Company issued 249,513 shares of Common Stock to the former stockholders of a medical network management company as consideration in connection with its acquisition in August 1999. These issuances were exempt from registration under the Securities Act, pursuant to section 4(2) of the Act as it did not involve any public offering.



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

Signature                                                 Title                                    Date


/s/ H. WAYNE POSEY
H. Wayne Posey                                  Chairman, President, Chief Executive         November 15, 1999
                                                Officer, and Director
                                                (Chief Executive Officer)

/s/ ROBERT D. SMITH
Robert D. Smith                                 Senior Vice President - Finance and          November 15, 1999
                                                Chief Financial Officer
                                                (Chief Accounting Officer)