Form 10-K
period 1999-12-31
PROMEDCO MANAGEMENT CO
filed 2000-03-31
CIK 1011630

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1999

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of February 17, 2000 (computed by reference to the closing price of such stock on the Nasdaq National Market) was $50,050,825.

         As of February 17, 2000, there were 22,287,688 shares of our common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

             DOCUMENT                                      WHERE INCORPORATED

Portions of our definitive proxy statement
for our 2000 annual meeting of stockholders                     Part III

================================================================================

                           PROMEDCO MANAGEMENT COMPANY

                                    FORM 10-K

                                Table of Contents

Item                                                                                                           Page
                                     Part I

 1       Business...........................................................................................   1
 2       Properties.........................................................................................  10
 3       Legal Proceedings..................................................................................  10
 4       Submission of Matters to a Vote of Security Holders................................................  10

                                     Part II

 5       Market for Registrant's Common Equity and Related Stockholder Matters..............................  11
 6       Selected Financial Data............................................................................  12
 7       Management's Discussion and Analysis of Financial Condition and Results of
         Operations.........................................................................................  13
 8       Financial Statements...............................................................................  21
 9       Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure.........................................................................................  21

                                    Part III

10       Directors and Executive Officers of the Registrant.................................................  22
11       Executive Compensation.............................................................................  22
12       Security Ownership of Certain Beneficial Owners and Management.....................................  22
13       Certain Relationships and Related Transactions.....................................................  22

                                     Part IV

14       Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................  23

                                     PART I

Item 1.  Business

General

         We are a medical services company that manages and coordinates the delivery of healthcare in non-urban communities. We currently operate in 25 communities throughout the United States, and we are a leading coordinator of medical services in each of these local markets. Our markets have an average population of approximately 150,000 and average annual healthcare expenditures of approximately $150 million.

         We believe non-urban communities offer an excellent opportunity for us to capture a substantial portion of the local healthcare expenditures and thus expand our business. This is because our target markets typically have both fewer healthcare providers and a lower HMO penetration rate than larger urban areas. We capitalize on this opportunity by affiliating with a leading (typically the largest) medical group in each community, which then becomes the platform from which we expand our market share. Our non-urban focus also enables us to diversify our business among a broad base of markets. Only one community, Champaign, Illinois, accounted for more than 10% of our net revenue in 1999.

         We use medical groups as our platform for two reasons. First, we believe these groups, as the main source of referrals for all medical services, are the most knowledgeable about referral patterns and are in the best position to capture a substantial portion of their communities' healthcare expenditures and influence the quality of care. Nationwide, according to the Health Care Financing Administration, physician services account for approximately 20% of all healthcare expenditures, and physicians make referrals for treatments (such as drugs, surgeries and other procedures) that account for an additional 60%. Second, we believe the medical group offers the optimal outpatient setting for a variety of new ancillary services. Technological advances in medical devices, surgical techniques and drugs continue to shift the delivery point of various procedures from inpatient settings to less costly outpatient settings.

         We believe primary care physicians are, and will continue to be, the principal point of access in the healthcare system and are thus critical to our ability to consolidate the delivery of a community's healthcare services. About 65% of our physicians are primary care providers, which include family practitioners, general internists, pediatricians, obstetrician/gynecologists and urgent-care physicians. On average, our groups include approximately 29% of the primary care physicians in their communities. In total, there are approximately 830 physicians and 155 mid-level providers, primarily physician assistants and nurse practitioners, in our affiliated medical groups.

         We seek to expand our leading market positions by adding services that are already in demand within each market, but have historically been referred by our affiliated physicians to other unaffiliated providers. In addition, we add new physicians to our medical groups from within our markets, including specialists who are already receiving referrals from the affiliated group, as well as physicians from other communities. Where appropriate, we may also leverage our physician base by augmenting it with mid-level providers who can increase the productivity of the physicians significantly.

         We have consistently demonstrated our ability to implement these community-level improvements since we began operations in 1995. We have been successful in executing our strategy due to our disciplined selection of markets and collaborative planning process with our affiliated physicians. In total, we have added over 50 ancillary services in our communities. We have also added over 180 physicians to our current communities compared with the staffing levels on the date of affiliation.

         In addition to our core market strategy, we have undertaken select new initiatives to expand our presence in our communities and capture a larger portion of healthcare expenditures. These include the November 1999 affiliation with a clinical research site management organization and an investment in two ambulatory surgery centers. The aim of these initiatives is to further leverage our base of physicians and strong market positions to generate a higher return on capital and further diversify our revenue stream.

Development and Expansion

    New Market Development

         The process by which we enter new markets is as follows:

         We perform substantial research and analyses to identify our priority markets, which are generally communities with the following characteristics:

o        populations averaging approximately 30,000 to 500,000;

o annual healthcare expenditures of approximately $36.0 million to $600.0 million;

o        less than 20% HMO penetration; and

o        fewer healthcare providers and systems.

         In addition, we consider other market criteria such as the number of physicians relative to demand, Medicare payment rates, medical group
competition,   proximity  to  other  affiliated  groups,  number  of  hospitals, demographics, population growth and the likelihood of significant future HMO growth.

         From a pool of over 1,200 communities meeting our primary market criteria, we prioritize our development activities among those with the most favorable characteristics. Within a community ranking high in these characteristics, we initiate discussions with a leading medical group, typically the largest in the community, in order to assess our ability to work with the group in implementing our market expansion strategy. We look for groups that are well established, have a reputation for providing high-quality care and have strong leadership committed to growth.

         If our initial discussions with a medical group indicate a strong potential for market expansion, we conduct site visits, analyze financial and other data and conduct an extensive due diligence investigation into the group's operations, leadership and commitment to long-term growth. If the outcome of this investigation is favorable, we prepare a comprehensive business plan for presentation to the group, along with a proposal to affiliate with the group through a long-term service agreement.

         Only if the group is in substantial agreement with our proposed business plan for its continued operation and expansion do we complete negotiations of the terms of the affiliation. Since 1995 we have affiliated with medical groups in 25 communities. We are continuously seeking to enter new communities and engage in varying stages of discussions with medical groups.

    Same Market Expansion

         Once we have affiliated with a medical group in a new community, we immediately begin implementation of the business plan developed for the market, focusing on capturing an increasing share of the community's healthcare expenditures through the addition of ancillary services and recruitment of additional physicians and mid-level providers.

         Ancillary Services. Technological progress has resulted in significant advances in medical diagnostic and therapeutic equipment. In radiology, for example, computerized tomography, magnetic resonance imaging and nuclear studies are now regularly performed in outpatient settings. In cardiology, complex diagnostic procedures such as cardiac catheterization have moved to ambulatory settings. In addition, new pharmaceuticals allow more patients to receive advanced treatments outside of the hospital. As a result, a growing number of diseases can now be diagnosed and treated in outpatient office settings.

         We believe there is significant opportunity for us to increase our net revenue by taking advantage of the shift of patient care to the office setting and capturing revenue from ancillary services that our groups would otherwise refer to others. Unlike other providers of outpatient ancillary medical services, such as hospitals and diagnostic imaging centers, a multi-specialty medical group has an assured source of referrals for ancillary services that it provides directly to its patients.

         The addition of ancillary services and specialists to our groups also helps us maintain a high level of quality of healthcare services in the community. It enhances the convenience to patients that is inherent in the multi-specialty group. It allows a physician to more closely coordinate patient care by ordering and supervising these services from a single location. In many cases, a physician can immediately review diagnostic results and order necessary follow-up services. In addition, the multi-specialty medical group setting allows for cross-disciplinary consultation and care coordination.

         In evaluating the feasibility of adding ancillary services at each of our affiliated group clinics, we consider the extent to which the group currently refers its patients to outside providers of the service, the cost of the required equipment and the expected return on the required investment. In total, we have added over 50 ancillary services in our communities. For groups that have been affiliated with us for longer than one year, ancillary services represent approximately 22% of total revenue which is up from a typical starting point of 15% to 16% at the time of affiliation.

         Provider Recruitment. We seek to further increase our net revenue by recruiting additional primary care physicians, selected specialists and mid-level providers to join our groups. Additions of specialists are based upon analyses of the primary care group physicians' patterns of referral to the particular specialty, as well as demand for the specialty within the community. Mid-level providers can significantly increase physician productivity by enabling them to treat a greater number of patients. These professionals also enhance the quality of care provided, by performing numerous procedures otherwise performed by the physicians and permitting a greater degree of personal attention to patients. To date, we have increased the number of physicians in our medical groups by an average of 28%.

    Managing and Coordinating Care

         Currently, approximately 83% of our affiliated groups' billings are on a fee-for-service basis. However, we believe that the strong local market positions and primary care orientation of our medical groups, combined with our demonstrated medical management expertise, make us attractive partners for managed care organizations and other payors seeking to establish a strong presence in our markets, while positioning us to enter into favorable arrangements with them and share in the efficiencies we believe we can achieve in our communities.

         We provide medical management services that help providers that have entered into risk-sharing contracts control the costs of the services they provide. This includes clinical quality assessment, credentialing, claims adjudication, referral and utilization management and case management. We provide these services to those of our affiliated medical groups that have entered into risk-sharing contracts and to several independent practice association (IPA) networks on whose behalf we have entered into risk-sharing contracts. Because services provided by our groups and IPAs account for approximately two-thirds of the total cost of services provided under our risk-sharing contracts, our exposure under them is largely limited to costs within our control.

    Clinical Trials and Other Growth Initiatives

         We have undertaken select new initiatives to expand our presence in our communities and capture a larger portion of healthcare expenditures. These include the November 1999 affiliation with a clinical research site management organization and investments in two ambulatory surgery centers. The aim of these initiatives is to further leverage our base of doctors and strong market positions to generate a higher return on capital and further diversify our revenue stream.

         Through approximately 2,835 providers in our medical groups and associated IPAs and access to over 5,000,000 patients, we are well positioned to leverage our existing infrastructure in the research arena. Filling clinical trials with acceptable patients is a major challenge for pharmaceutical companies. Using our current infrastructure, we have the ability to screen our patient database for potential clinical trial candidates, monitor the patients' progress in the trials and organize the necessary records and paperwork.

         The addition of two ambulatory surgery centers demonstrates another potential benefit of our strategy of becoming the leading healthcare provider in each of our communities. By increasing the number of healthcare access points, we are able to expand our position in our markets and address a higher percentage of a community's total healthcare needs.

Current Operations

         We are currently affiliated with approximately 2,835 providers, consisting of some 830 physicians and 155 mid-level providers in our affiliated medical groups and 1,850 physicians in associated IPAs. Approximately 545 of the physicians in our groups are primary care providers. Primary care physicians consist of family practitioners, general internists, pediatricians, obstetrician/gynecologists, and urgent-care physicians. Increasingly, these physicians are augmented by mid-level providers, primarily consisting of physician assistants and nurse practitioners, which we believe significantly increases the efficiency of delivery of a group's primary care services. Each of the medical groups also provides, to varying degrees, medical specialty services and ancillary services. Medical specialties offered include anesthesiology, endocrinology, gastroenterology, general surgery, infectious diseases, nephrology, neurology, occupational medicine, orthopedic surgery, otolaryngology, pulmonology, rheumatology, and urology. We continually seek to expand our market share through the addition or primary care physicians and specialists. We also offer, to varying degrees, a range of ancillary services such as audiology, clinical laboratory services, diagnostic imaging, and stress testing. We continually evaluate the addition of ancillary services to enhance growth and profitability.

         Our associated IPAs are organizations of independent primary care providers and specialists that contract to provide physician and other healthcare services to HMOs and other managed care organizations. The members maintain their individual practices and, through the IPA organization, share information and managed care systems, actuarial and financial analysis, medical management and managed care contract services provided by us. The IPAs, which accounted for approximately 5.2% of our net revenue in 1999, are located in New York, Maine, New Hampshire and three of the communities in which we have affiliated medical groups.

         The following are communities in which we have affiliated medical groups as of December 31, 1999:

    Abilene, TX             Denton, TX        Hudson, NY         Naples, FL
    Boca Raton, FL          Dyer, IN          Lake Worth, TX     Pittsfield, MA
    Champaign, IL           Ft. Myers, FL     Las Cruces, NM     Prescott, AZ
    Clearwater, FL          Flagstaff, AZ     Mayfield, KY       Reno, NV
    Columbus, GA            Harrisburg, PA    Midland, TX        Sarasota, FL
    Corpus Christi, TX      Hollywood, MD     Morristown, TN     Temple, TX
    Cullman, AL

    Management Services

         Upon affiliation with a medical group, we manage all aspects of the group's operations other than the provision of medical services. All personnel other than physicians and mid-level providers become our employees, and we generally own all of the operating assets other than real estate. We provide the full range of administrative services required for the group's operations. These include facilities management; the purchase of medical malpractice insurance, supplies and equipment; and a broad spectrum of financial and accounting services.

         While we provide a centralized source of expertise in all aspects of management, we believe that each medical group presents different operational issues and challenges. Therefore, we employ a system of decentralized local management of each group. We generally retain the group's existing administrative staff as our employees, adding additional management personnel as the group expands. We provide support to the local management with corporate resources in operations, finance, human resources and other disciplines. Our national presence also allows us to achieve purchasing efficiencies in such areas as medical and surgical supplies, insurance and physician and executive recruiting.

         The physicians in the group continue to maintain full professional control of the practice of medicine, including hiring and terminating physicians within the group and setting practice guidelines and standards. Each group has a policy council comprised equally of physicians and our representatives to determine the broad strategic and operational policies of the group.

    Information Systems

         With respect to financial and reporting systems, we require all of our groups to migrate to a single system. We have incorporated the MGMA chart of accounts as the corporate standard for our accounting system, which enables us to prepare consolidated financial information promptly and efficiently and provides a platform for comparative benchmarking. Our system generates comprehensive reports on a monthly basis containing financial and operating information that we use in our management decision-making process. Currently, over 90% of our groups are utilizing this common financial system. We are also implementing a system for extraction and storage of uniform operational and medical information from each of our groups. For basic practice management such as scheduling, billing and collections, we utilize systems offered by three primary vendors, depending upon individual group requirements. We replace the practice management systems of our affiliated groups only when they do not meet operational needs.

         Over the past two years, we have invested $3.8 million in information technology improvements. We are currently evaluating additional information technology initiatives, including standard software to support ancillary services, electronic medical records software and automated insurance coverage and code verification software.

    Affiliation Structure

         To date, as medical groups have affiliated with us, we have generally purchased their operating assets, excluding real estate, and entered into a long-term service agreement with the group. Our payments to the groups have included cash, common stock, notes and the assumption of liabilities. In certain instances, we have utilized long-term loans to the groups and provided split-dollar life insurance policies as consideration for the assets. Because we believe that the stock market has undervalued our common stock during the past year, our recent affiliations have not included stock. If the market price of our common stock recovers to a level that we believe reflects its value, we intend to make greater use of common stock in future affiliations.

         Our service agreements generally have a term of 40 years and cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default. Under the service agreement, we provide the group with the facilities and equipment used in its medical practice. If a service agreement expires or is terminated, the medical group is required to purchase our tangible and intangible assets related to the practice, typically at their current net book value.

         When we enter into a service agreement with a medical group, the group enters into an employment contract with each of its physicians, typically for an initial term of five years. In affiliations involving our purchase of the group's operating assets, the employment contract requires that the physician repay all or a portion of the physician's share of our payment for the assets and service agreement if the physician breaches the contract. Each group also enters into an agreement not to compete with us. In addition, each physician's employment contract includes an agreement not to compete with the group during the period of his or her employment and for a period of time thereafter, typically two years. The employment contract also provides that we are a third-party beneficiary entitled to enforce the repayment provision and the agreement not to compete. The employment agreements typically include a liquidated damages provision equal to the physician's salary for the most recent 12 months in the event the physician breaches the non-competition provision.

         Our income and the income of the physicians within each group is dependent upon operating income. Under our service agreement, we typically receive 15% to 20% of operating income. Operating income is defined as the group's net revenue, less certain agreed clinic expenses, before physician salaries and other physician-related expenses. In our more recent affiliations, our share of income from new ancillary services has been increased to 50%. Our distribution from the group is typically increased or decreased by 25% to 50% of the group's surplus or deficit under risk-sharing arrangements under capitated managed care contracts.

         We have also developed alternative affiliation structures which require minimal initial investment and have recently closed on one such affiliation. The related 25-year service agreement gives us a lower percentage of the group's operating income than our typical agreement, but entitles us to 50% of the income from ancillary services added following the initial affiliation date. The service agreement also allows the group to terminate the agreement for any reason at five-year intervals, but only if the group purchases all of the practice assets then owned by us and pays us a multiple of additional cash flows created since the initial affiliation date.

Competition

         The medical services industry is competitive. We face competition both in affiliating with medical groups and in managing and coordinating care in our communities. Our competitors include hospitals, managed care organizations, other medical groups and other medical services companies. There can be no assurance that we will be able to compete effectively, that additional competitors will not enter the market, or that such competition will not make it more difficult to enter into affiliations with medical groups on terms beneficial to us.

         We also experience competition in recruiting and retaining qualified physicians and other healthcare professionals. There can be no assurance that we will be able to recruit or retain a sufficient number of qualified physicians and other healthcare professionals to continue to expand our operations.

Government Regulation

    Health Care

         As a participant in the healthcare industry, our operations and relationships are subject to extensive regulation by a number of federal and state governmental entities. We believe that our operations are in material compliance with applicable laws. Because the structure of our relationship with medical groups is relatively new, however, many aspects of our business operations have not been the subject of state or federal regulatory interpretation. Thus, a review of our or our affiliated physicians' business by courts or regulatory authorities could result in a determination that could adversely affect our operations. In addition, the healthcare regulatory environment could change so as to restrict or require modification of our or our affiliated medical groups' operations or limit their ability to expand. Our service agreements typically require the parties to amend the agreements to preserve the underlying economic and financial arrangements if federal or state law is interpreted by a court, regulatory agency or counsel to both parties to indicate that the agreement may violate such law. Only if it is not possible to amend an agreement to preserve in all material respects the underlying economic and financial arrangements, the agreement may be terminated by either party.

         The laws of many states prohibit business corporations such as us from practicing medicine and employing physicians to practice medicine. We perform only non-medical administrative services and do not hold ourselves out as providers of medical services. In addition, we do not exercise influence or control over the practice of medicine by the physicians in our affiliated groups. Accordingly, we believe we are not in violation of applicable state laws relating to the practice of medicine.

         In addition to prohibiting the practice of medicine, numerous states limit the ability of entities such as us to control physician revenue or to receive portions of such revenue in excess of the value of services provided. In most states, these so-called "fee-splitting" laws provide that the laws are violated only if a physician shares fees with a referral source. A Florida court recently upheld a ruling by the Florida Board of Medicine that interprets the Florida fee-splitting law very broadly to include, in some cases, the payment of percentage-based management fees specifically when coupled with practice-enhancement activities. We are in the process of evaluating the interpretation and monitoring of subsequent clarifications and determinations to determine whether the service agreements covering our medical groups in Florida will be affected. There can be no assurance that further action by government authorities regarding the structure of our relationship with our affiliated medical groups or our managed IPAs, in Florida or elsewhere, will not have an adverse effect upon us.

         Approximately 30% of the revenue of our affiliated groups has been derived from payments made by government-sponsored healthcare programs, principally Medicare and Medicaid. As a result, any change in government reimbursement regulations, policies, practices, interpretations or statutes could adversely affect our operations. Violation of the laws creating these programs, moreover, can result in civil or criminal penalties and exclusion from the programs. In addition, state and federal civil and criminal statutes impose substantial penalties, including civil and criminal fines and imprisonment, on healthcare providers that fraudulently or wrongfully bill governmental or other third-party payors for healthcare services.

         Certain provisions of the Social Security Act, commonly referred to as the fraud and abuse provisions, prohibit the payment or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients. Many states have adopted similar prohibitions against payments that are intended to induce referrals of Medicaid and other third-party payor patients. Although we believe that neither we nor any of our affiliated medical groups is in violation of any such prohibitions, our operations do not fit within any of the existing or proposed federal safe harbors and may therefore be subject to challenge.

         A section of the Social Security Act commonly known as the Stark Law further prohibits physicians from referring Medicare or Medicaid patients to any entity providing "designated health services" in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. A physician's ownership of or compensation arrangement with the medical group through which the physician practices constitutes a financial relationship for Stark Law purposes, necessitating availability of an exception under the Stark Law if the medical group provides designated health services. Although we believe our affiliated medical groups are structured to fit within exceptions contained in the Stark Law, there are no final regulations or other regulatory or judicial guidance interpreting the Stark Law. Accordingly, no assurance can be made that we are in compliance with the Stark Law.

         Some states have also enacted similar so-called "physician self-referral" laws, and additional states may follow. We believe that the structure of our affiliated medical groups fits within exemptions contained in these laws. Nevertheless, expansion of our operations to certain jurisdictions may require structural and organizational modifications of our relationships with medical groups to comply with new or revised state statutes.

         Several states regulate the managed care support activities of organizations other than insurers. In particular, claims administration and utilization review functions may require licensure and the various elements of our operations may be subject to regulation. We believe that we hold all necessary licenses for our business activities. However, we cannot be sure that we will receive necessary regulatory approvals in all states in which we intend to conduct business, or that the applicable operational requirements will not adversely affect our profitability.

         As a result of the continued escalation of healthcare costs and the inability of many individuals to obtain health insurance, numerous proposals have been or may be introduced in the U.S. Congress and state legislatures relating to healthcare reform. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on us.

    Antitrust

         Each of our affiliated medical groups is deemed to be separate from us under the antitrust laws. Thus, we and they are subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities and individuals. In addition, because we have concentrated our business in non-urban communities and frequently affiliate with the largest group in such communities, the antitrust laws may limit our ability and the ability of our affiliated medical groups to continue to expand in certain communities. There can be no assurance that a review by courts or regulatory authorities of the relationship between us and our affiliated medical groups, or of our market position or activities within a particular community would not result in determinations or actions that could seriously harm our operations and our relationships with our affiliated medical groups.

Insurance

         Our affiliated medical groups maintain medical malpractice liability insurance in the amount of $1.0 million per occurrence and $3.0 million in the aggregate. Wherever allowed we are named as the additional insured on the policies maintained by each of our affiliated groups. We also maintain general liability and umbrella coverage. The umbrella policy has limits of $1.0 million per occurrence and a $10.0 million aggregate. The cost and availability of this coverage has varied widely in recent years. We maintain individual and aggregate stop-loss insurance coverage with respect to our and our affiliated groups' risk-sharing contracts. While we believe that our insurance coverage is adequate for our current operations, there can be no assurance that the coverage we maintain will be sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

Employees

         We currently employ approximately 4,200 people, including those employed in our corporate office. We are not party to any collective bargaining agreement with a labor union and consider our relations with our employees to be good. Generally, we do not employ any of the physicians practicing in our affiliated groups.

Item 2.  Properties

         We currently lease approximately 13,000 square feet of space at 801 Cherry Street in Fort Worth, Texas, where our headquarters are located. We believe that these facilities are adequate for our current uses and that additional space is available to accommodate our anticipated growth.

         We lease, sublease, or occupy under our service agreements the clinic facilities at which our affiliated medical groups conduct their practices. The leases have varying terms ranging from month-to-month to ten years. We anticipate that as the affiliated practices continue to grow and add new services, expanded facilities will be required.

Item 3.  Legal Proceedings

         We and our affiliated groups are from time to time subject to medical malpractice claims and other various claims and legal actions that arise in the ordinary course of business. Such claims, if successful, could result in substantial damage awards that may exceed the limits of our insurance coverage. We do not engage in the practice of medicine or provide medical services, nor do we control the practice of medicine by our affiliated medical groups or the compliance with regulatory requirements directly applicable to our groups. Nevertheless, there can be no assurance that we will not become subject to such claims in the future.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                                          PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          Since March 12, 1997, our common stock has been traded on the Nasdaq National Market under the symbol "PMCO." This table sets forth the high and low sale prices per share of our common stock as reported by the Nasdaq National Market for each calendar quarter during 1998 and 1999.

                                                               High         Low

         1998

            First Quarter....................................    16.25     8.81
            Second Quarter...................................    15.87     8.81
            Third Quarter....................................    10.75     8.87
            Fourth Quarter...................................     7.87     4.12
         1999

            First Quarter....................................     6.63     3.75
            Second Quarter...................................     4.81     3.63
            Third Quarter....................................     3.97     2.88
            Fourth Quarter...................................     3.38     2.00


         We have never paid any cash dividends on our common stock. We presently intend to retain earnings for use in our business and therefore do not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition and requirements, restrictions in financing agreements, business conditions, and other factors. In addition, our ability to pay dividends or make distributions to our stockholders is restricted by the terms of our credit facility. As of February 17, 2000, there were 423 holders of record of common stock.

         During 1999, we issued 659,472 shares of common stock to stockholders of two physician groups and one IPA management company in connection with our affiliations. As of December 31, 1999, we had commitments to issue approximately 12,000 shares of common stock to physician groups and their stockholders in connection with affiliations with physicians joining our existing groups during 1999. These shares will be issued after completing a subsequent review of acquired assets and adjusting the total consideration in accordance with the respective affiliation agreements. Each of such issuances was or will be exempt from registration under the Securities Act, pursuant to section 4(2) of the Act, as they did not involve any public offering.

         In April 2000, we expect to complete the second stage of a two-stage transaction in which we will issue an aggregate of 550,000 shares of convertible preferred stock to affiliates of Goldman, Sachs & Co. for aggregate gross proceeds of $55 million. The first stage of the transaction, which was completed in January 2000, involved the issuance of $16 million principal amount of our senior subordinated notes and 1,250,000 shares of our common stock for $16 million. In the second stage, the investors will exchange the notes, common stock, and an additional $39 million for 550,000 shares of our convertible preferred stock, bringing the total investment to $55 million. The convertible preferred stock has a liquidation preference of $100 per share and is convertible into shares of our common stock at a conversion price of $3.25 per share, subject to adjustment in accordance with customary anti-dilution provisions.

Item 6.  Selected Financial Data

         The  selected   financial  data  presented  below  should  be  read  in
conjunction with our consolidated financial statements and notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. (Amounts in thousands except net earnings (loss) per share information)

                                                                       Year Ended December 31,
                                                   ----------------------------------------------------------------
                                                      1995          1996         1997         1998         1999
                                                   -----------  -----------  -----------  -----------   -----------
Statement of Operations Data:
Net revenue.....................................   $     7,844  $    26,245  $    80,641  $   222,502   $   324,494
Operating expenses:
     Clinic salaries and benefits...............         4,250       11,695       29,860       74,676       112,342
     Clinic rent and lease expense..............           708        2,670        7,016       17,187        28,687
     Clinic supplies............................           624        3,213        9,667       24,874        37,000
     Purchased medical services.................           781          970        7,947       45,444        51,451
     Other clinic costs.........................         1,759        5,019       10,884       25,699        41,232
     General corporate expenses.................           803        2,634        3,793        5,613         9,150
     Depreciation and amortization..............           204          724        2,943        7,239        12,295
     Interest expense...........................            21          209          456        1,104         6,513
     Merger costs...............................         -              682        -            -             -
                                                   -----------  -----------  -----------  -----------   -----------
                                                         9,150       27,816       72,566      201,836       298,670
                                                   -----------  -----------  -----------  -----------   -----------
Income (loss) before provision for income
     taxes and extraordinary charge.............        (1,306)      (1,571)       8,075       20,666        25,824
Provision (benefit) for income taxes............           (54)       -            2,602        7,853         9,813
                                                   -----------  -----------  -----------  -------------------------
Net income (loss) before extraordinary charge...        (1,252)      (1,571)       5,473       12,813        16,011
Extraordinary charge - loss on extinguishment
     of debt, net of $375 income taxes .........         -            -            -             (611)        -
                                                   -----------  -----------  -----------  -----------   -----------
Net income (loss)...............................   $    (1,252) $    (1,571) $     5,473  $    12,202   $    16,011
                                                   ===========  ===========  ===========  ===========   ===========

Net earnings (loss) per share:
Basic:
     Income (loss) before extraordinary charge..   $     (0.16) $    (0.20)  $      0.48  $      0.69   $      0.76
     Extraordinary charge.......................          -            -            -           (0.03)        -
                                                   -----------  -----------  -----------  -----------   -----------
     Net income (loss)..........................   $     (0.16) $     (0.20) $      0.48  $      0.66   $      0.76
                                                   ===========  ===========  ===========  ===========   ===========
Diluted

     Income  (loss) before extraordinary charge.   $     (0.16) $     (0.20) $      0.38  $      0.61   $      0.71
     Extraordinary charge.......................          -            -            -           (0.03)        -
                                                   -----------  -----------  -----------  -----------   -----------
     Net income (loss)..........................   $     (0.16) $     (0.20) $      0.38  $      0.58   $      0.71
                                                   ===========  ===========  ===========  ===========   ===========
Weighted average number of common shares
     outstanding:
     Basic......................................         7,872        7,872       11,376       18,622        21,108
                                                   ===========  ===========  ===========  ===========   ===========
     Diluted....................................         7,872        7,872       14,224       20,958        23,141
                                                   ===========  ===========  ===========  ===========   ===========

Balance Sheet Data:

Cash and cash equivalents.......................   $     3,047  $     1,634  $    15,761  $    13,871   $     7,625
Working capital.................................         3,376        2,253       24,207       55,499        52,106
Total assets....................................         6,203       30,560      162,966      310,408       419,313
Long term debt, less current maturities.........           279        7,416       53,536       91,756       177,093
Redeemable equity securities....................         3,945        3,949        -            -             -
Total stockholders' equity......................           240       10,524       80,619      172,648       182,631

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We are a medical services company that manages and coordinates the delivery of a variety of healthcare services in non-urban communities. We typically affiliate with a leading medical group in the community, which becomes the platform from which we expand our market share. We expand this platform by adding ancillary services, physicians and mid-level providers.

         Since our organization in December 1994, we have experienced substantial growth, primarily as a result of entering new communities and also from same market growth within our communities. We currently operate in 25 communities where we are affiliated with medical groups comprised of some 830 physicians and 155 mid-level providers. In addition, we are associated with approximately 1,850 physicians in IPA networks.

         Our agreements with medical groups are structured to provide a common incentive for growth. When affiliating with a medical group, we typically acquire, at fair market value, the group's non-real estate operating assets and enter into a 40-year service agreement with the group in exchange for various combinations of cash, our common stock, other securities issued by us and/or our assumption of certain liabilities. Under these service agreements, we receive a fixed percentage, typically 15% to 20%, of operating income before physician compensation. In our more recent affiliations, our share of income from new ancillary services has been increased to 50%. We also share between 25% and 50% of each group's surplus or deficit under risk-sharing arrangements pursuant to capitated managed care contracts.

         We have also developed alternative affiliation structures which require minimal initial investment and have recently closed on one such affiliation. The related 25-year service agreement gives us a lower percentage of the group's operating income than our typical agreement, but entitles us to 50% of the income from ancillary services added following the initial affiliation date. The service agreement also allows the group to terminate the agreement for any reason at five-year intervals, but only if the group purchases all of the practice assets then owned by us and pays us a multiple of additional cash flows created since the initial affiliation date.

         Our net revenue represents total revenue for services rendered (reported at the estimated realizable amounts from patients, third-party payors and others, net of contractual and other adjustments), less amounts paid to the medical groups. The amounts paid to the medical groups, typically 80-85% of the operating income, consist primarily of the cost of physician services. Under our service agreements, we provide each medical group with the facilities and equipment used in its medical practice, assume responsibility for the management of the operations of the practice and employ substantially all of the personnel utilized by the group other than the physicians and mid-level providers. We do not consolidate the operating results and accounts of the medical groups.

Results of Operations

         We began operations in our first two communities in June and December 1995, and entered five additional communities in 1996, six in 1997 and eight in 1998. During 1999, we entered four additional communities. Changes in results of operations were caused primarily by expanding into additional communities and same market growth in our existing communities. The following table sets forth the percentages of revenue represented by certain items reflected in our condensed consolidated statements of operations.

                                                                          Years Ended December 31,
                                                            -------------------------------------------------
                                                                 1997              1998              1999
                                                            --------------   ----------------  --------------
Statement of Operations:

Net revenue...............................................        100.0%           100.0%            100.0%
Operating expenses:
     Clinic salaries and benefits.........................         37.0             33.5              34.6
     Clinic rent and lease expense........................          8.7              7.7               8.8
     Clinic supplies......................................         12.0             11.2              11.4
     Purchased medical services...........................          9.9             20.4              16.0
     Other clinic costs...................................         13.5             11.6              12.7
     General corporate expenses...........................          4.7              2.5               2.8
     Depreciation and amortization........................          3.6              3.3               3.8
     Interest expense.....................................          0.6              0.5               2.0
                                                              ---------         --------         ---------
Income before provision for income
   taxes and extraordinary charge.........................         10.0              9.3               7.9
Provision for income taxes................................          3.2              3.5               3.0
                                                              ---------         --------         ---------
Net income before extraordinary charge....................          6.8              5.8               4.9
Extraordinary charge, net of tax..........................          -               (0.3)              -
                                                              ---------         --------         ---------
Net income................................................          6.8%             5.5%              4.9%
                                                              =========         ========         =========

Other Financial Information:

Total revenue(1) (in thousands)...........................  $   127,716      $   310,454       $   450,877
                                                            ===========      ===========       ===========
Payor breakdown(2):
     Commercial and discounted
        fee-for-service...................................         39.2%            36.3%             38.8%
     Medicare/Medicaid....................................         24.7             29.6              29.5
     Capitation...........................................         16.4             20.7              17.1
     Other................................................         19.7             13.4              14.6
                                                              ---------         --------         ---------
     Total................................................        100.0%           100.0%            100.0%
                                                              =========         ========         =========

(1) Total revenue represents amounts received for professional and ancillary services and for other services, such as contract billing, medical directorship and interim management. These amounts are recorded at the estimated realizable amounts, net of contractual and other adjustments. Our net revenue represents total revenue, reduced by amounts paid to the medical groups.

(2)  As a percentage of total revenue.

Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

         Net  revenue  increased  by 45.8% to $324.5  million for the year ended
December 31, 1999, from $222.5 million for the year ended December 31, 1998. Approximately 35.6% of this increase was attributable to communities we entered during 1999, with the remainder coming primarily from communities in which we began operations prior to 1999. Same market growth in net revenue for communities in which we operated for longer than one year was over 14% in 1999.

         Overall clinic costs, including purchased medical services, as a percentage of net revenue decreased to 83.5% in 1999, compared to 84.4% in 1998. Purchased medical services reflect the cost of services required under managed care contracts that are not provided by our medical groups. The primary reason for the overall decrease in clinic expenses as a percentage of net revenue was a change in purchased medical services, which decreased to 16.0% as a percentage of net revenue in 1999, compared to 20.4% in 1998. This change resulted from the relative decrease in full professional and global capitation revenue (compared to total revenue) caused by our affiliation with additional medical groups and from the conversion of certain payor contracts from capitation arrangements to discounted fee-for-service payment contracts. The decrease in purchased medical services was partially offset by an increase in clinic salaries and benefits, clinic rent and lease expense and other clinic costs which increased to 34.6%, 8.8% and 12.7%, respectively, in 1999 compared to 33.5%, 7.7% and 11.6%, respectively, in 1998. These increases were caused by changes in the mix of our medical groups and due to the expansion of ancillary services we offer within the communities we serve.

         General corporate expenses as a percentage of net revenue increased to 2.8% in 1999, compared to 2.5% in 1998, reflecting anticipated increases as we continued to add management and technology infrastructure. We believe that increases in the amount of general corporate expenses will continue as we enter new communities and expand our operations in existing communities, although we expect these costs to remain relatively flat as a percentage of net revenue.

         Depreciation and amortization as a percentage of net revenue increased to 3.8% in 1999, compared to 3.3% in 1998. This increase resulted primarily from the change in the amortization period for our service agreement intangible assets. As a result of a change in SEC accounting policy, effective July 1, 1998, all existing and future service agreement intangible assets are amortized over a period not to exceed 25 years from the inception of the respective service agreements. In addition, depreciation has increased due to changes in the mix of our medical groups, with certain of our more recent affiliations having a relatively higher amount of property and equipment.

         Net interest expense as a percentage of net revenue increased to 2.0% in 1999, compared to 0.5% in 1998. This increase is a result of the increase in long-term debt relating to financing our affiliation with additional medical groups and due to an increase in the overall effective rate on our credit facility. In addition, interest expense in 1998 was offset by interest income earned on unused proceeds from a public offering of our common stock that was completed in May 1998.

         Provision for income taxes reflects an effective rate of 38%. This effective rate is higher than the expected Federal statutory rate due to non-deductible amortization of certain intangible assets and state income taxes, offset by the realization of net operating loss carryforwards, which had been previously reserved. We expect our effective tax rate for 2000 to increase to 42%.

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

         Net revenue increased by 176.0% to $222.5 million for the year ended December 31, 1998, from $80.6 million for the year ended December 31, 1997. Approximately 40.1% of this increase was attributable to communities we entered during 1998, with the balance coming from communities in which we began operations prior to 1998. Same-market growth in net revenue for communities in which we operated prior to 1997 was over 15% for 1998 compared with 1997.

         Overall clinic costs, including purchased medical services, as a percentage of net revenue increased to 84.4% in 1998, compared to 81.1% in 1997. The change in overall clinic costs and specific items was due to the changes in the mix of our medical groups. Purchased medical services created the largest increase as a percentage of net revenue, increasing to 20.4% in 1998 compared to 9.9% in 1997. This increase resulted from the increase in full professional and global capitation revenue, relating primarily to two of our groups, that required the purchase of services outside our medical groups.

         General corporate expenses as a percentage of net revenue declined to 2.5% in 1998, compared to 4.7% in 1997. While these costs declined as a percentage of net revenue, the amount of general corporate expenses increased 47.9% to $5.6 million for the year ended December 31, 1998 from $3.8 million for the year ended December 31, 1997. We anticipated this increase in expenses as we continued to add management and technology infrastructure.

         Depreciation and amortization as a percentage of net revenue decreased to 3.3% in 1998, compared to 3.6% in 1997. This decrease resulted primarily from differences in the mix of assets acquired in connection with affiliations completed during this period, but also reflected the impacts of declining consideration levels on new affiliations in the latter part of 1998.

         Net interest expense as a percentage of net revenue decreased to 0.5% in 1998, compared to 0.6% in 1997. Although long-term debt levels increased in the latter part of 1998, the resulting interest expense was offset by interest income earned in the earlier part of 1998 on unused proceeds from a public offering of our common stock that was completed in May 1998.

         In December 1998, we replaced our existing credit facility. In connection with this transaction, we were required to write off the unamortized deferred financing costs relating to the prior credit facility. The resulting extraordinary charge amounted to approximately $611,000, net of applicable income taxes of approximately $375,000.

         Provision for income taxes reflected an effective rate of 38.0%. This effective rate was higher than the expected Federal statutory rate primarily due to the impact of state income taxes.

Summary of Operations by Quarter

         The following table presents our unaudited quarterly operating results for the eight quarters ended December 31, 1999. In our opinion, all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with our consolidated financial statements and notes which are included elsewhere in this Form 10-K. Our future quarterly results may fluctuate depending on, among other things, the timing and number of affiliations with medical groups. In addition, results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or for future periods.

                                               Three Months Ended                          Three Months Ended
                                    ------------------------------------------  -----------------------------------------
                                     Mar. 31    Jun. 30    Sep. 30    Dec. 31    Mar. 31    Jun. 30    Sep. 30    Dec. 31
                                      1998       1998       1998       1998       1999       1999       1999       1999
                                     ----       ----       ----       ----       ----       ----       ----       ----
Statement of Operations Data:
(in thousands, except for earnings
    per share information)
Net revenue                         $  40,612   $ 51,994   $ 61,097   $ 68,799   $ 73,092   $ 76,021   $ 84,317  $ 91,064
Operating expenses:
   Clinic salaries and benefits        13,340     17,715     19,334     24,287     25,706     27,277     28,989    30,370
   Clinic rent and lease expense        3,199      3,862      4,529      5,597      6,246      7,134      7,340     7,967
   Clinic supplies                      4,858      6,337      6,598      7,081      8,589      8,970      9,514     9,927
   Purchased medical services           8,132     10,657     14,813     11,843     11,912      9,751     13,631    16,157
   Other clinic costs                   4,322      5,636      6,649      9,092      8,819      9,870     10,972    11,571
   General corporate expenses           1,083      1,291      1,233      2,005      2,010      2,253      2,396     2,491
   Depreciation and amortization        1,294      1,749      2,075      2,121      2,776      3,110      3,093     3,316
   Interest expense (revenue), net        472       (170)       (48)       850      1,011      1,266      1,798     2,438
                                     --------    -------    -------    -------   --------  ---------  ---------  --------
   Income before provision for
     income taxes and
     extraordinary charge               3,912      4,917      5,914      5,923      6,023     6,390      6,584      6,827
   Provision for income taxes           1,486      1,868      2,248      2,251      2,289     2,428      2,502      2,594
                                     --------    -------    -------    -------   --------  ---------  ---------  --------
   Net income before
     extraordinary charge               2,426      3,049      3,666      3,672      3,734     3,962      4,082      4,233
   Extraordinary charge - loss on
     extinguishment of debt, net
     of $375 of income taxes              -          -          -         (611)      -          -          -         -
                                     --------    -------    -------    -------   --------  ---------  ---------  --------
   Net income                        $  2,426    $ 3,049    $ 3,666   $  3,061   $  3,734   $  3,962   $ 4,082    $ 4,233
                                   =========   ========   ========   ========   ========   ========   ========   ========

Net earnings per share:
Basic
   Income before
      extraordinary charge        $     0.18   $   0.17   $   0.17   $   0.17   $   0.17   $   0.19   $   0.19   $   0.20
   Extraordinary charge                   -           -         -       (0.03)      -          -         -           -
                                    --------   --------   --------   --------   --------   -------    -------    --------
    Net income                     $    0.18   $   0.17   $   0.17   $   0.14   $   0.17   $   0.19   $   0.19   $   0.20
                                   =========   ========   ========   ========   ========   ========   ========   ========
Diluted
   Income before
      extraordinary charge        $     0.15   $   0.15   $   0.16   $   0.16   $   0.16   $   0.18   $   0.18   $   0.19
   Extraordinary charge                   -          -          -       (0.03)        -          -          -          -
                                     --------   --------   --------   ---------  --------   -------    -------    -----
   Net Income                      $    0.15   $   0.15   $   0.16   $   0.13   $   0.16   $   0.18   $   0.18   $   0.19
                                   =========   ========   ========   ========   ========   ========   ========   ========

Weighted average number of common shares outstanding:

    Basic                             13,616     17,841     21,450     21,514     21,457    20,867     21,053     21,127
                                     ========   ========   ========   ========   ========   =======    =======    =======
    Diluted                           16,491     20,555     23,540     23,331     23,740    22,988     22,978     22,981
                                     ========   ========   ========   ========   ========   =======    =======    =======

Other Financial Data: (in thousands)
Capital expenditures               $   1,213   $    923   $    851   $  1,095   $  1,098   $ 1,667    $ 2,120    $ 2,543
Total revenue (a)                     61,180     73,062     81,254     94,958    106,784   108,514    113,658    121,921

Other Data (at end of period):
Number of communities                     14         16         18         21         23        24         24         25
Affiliated physicians                    440        592        606        683        740       775        790        830
Mid-level providers                      115        123        127        132        155       155        150        155



a) Total revenue represents amounts received for professional and ancillary services and for other services, such as contract billing, medical directorship and interim management. These amounts are recorded at the estimated realizable amounts, net of contractual and other adjustments. Our net revenue represents total revenue, reduced by amounts paid to the medical groups.

Liquidity and Capital Resources

         At December 31, 1999, we had working capital of $52.1 million, compared to $55.5 million at December 31, 1998. Net cash provided by operations for the year ended December 31, 1999 was $11.8 million. Net income, combined with depreciation and amortization and a decrease in other assets, provided $29.1 million in cash flows. This was offset by uses of cash of $17.3 million that resulted from deferred taxes and increases in accounts receivable, management fees receivable, due from affiliated medical groups and prepaid expenses and other current assets, and decreases in accounts payable, payable to affiliated medical groups and accrued expenses and other liabilities.

         Our accounts receivable increased $7.8 million, net of the effects of purchase accounting since December 31, 1998. This increase is due primarily to the increase in revenues in 1999 compared to 1998. For the fourth quarter of 1999, the number of days in accounts receivable was 47 days, which is consistent with the fourth quarter of 1998. While our days outstanding compares favorably within the healthcare industry, we are nonetheless focusing significant efforts at all of our clinics to continue to improve the collections and the overall business office processes.

         We had aggregate cash expenditures for purchases of clinic assets of $97.8 million for the year ended December 31, 1999. Of this amount, $27.7 million related primarily to deferred payments associated with previously completed acquisitions and $70.1 million related to acquisitions completed in 1999. Our capital expenditures were $7.4 million during 1999. Although each of the service agreements with our affiliated medical groups requires us to provide capital for equipment, expansion, additional physicians and other major expenditures, we have not committed a specific amount in advance. Capital expenditures are made based partially upon the availability of funds, the sources of funds, alternative projects and an acceptable repayment period.

         We had aggregate cash expenditures of $57.4 million and issued or committed to issue an aggregate of approximately 500,000 shares of common stock for the acquisition of clinic assets during the year ended December 31, 1998. Of this, $14.9 million was for additional physicians at existing clinics and deferred payments associated with previously completed acquisitions. Capital expenditures amounted to $4.1 million for the year ended December 31, 1998.

         In January 2000, we entered into a two-stage transaction in which we will issue an aggregate of 550,000 shares of convertible preferred stock to affiliates of Goldman, Sachs & Co. for aggregate gross proceeds of $55 million. The first stage of the transaction, which was completed in January 2000, involved the issuance of $16 million principal amount of our senior subordinated notes and 1,250,000 shares of our common stock for $16 million. In the second stage which is expected to be completed in April 2000, the new investors will exchange the notes, common stock, and an additional $39 million for 550,000 shares of our convertible preferred stock, bringing the total investment to $55 million. The convertible preferred stock has a liquidation preference of $100 per share and is convertible into shares of our common stock at a conversion price of $3.25 per share, subject to adjustment in accordance with customary anti-dilution provisions.

         On December 17, 1998, we entered into a new revolving credit facility with a syndicate of banks, to provide for a three-year commitment to fund revolving credit borrowings of up to $125.0 million for acquisitions and general working capital. During 1999, this credit facility was amended and expanded to its current commitment level of $157.5 million. The commitment is comprised of $142.5 million maximum commitment that expires December 17, 2001 and a $15.0 million commitment that expires June 27, 2000. The interest rate is set at our option and varies based on our leverage, as follows: (i) the higher of the federal funds rate plus 0.5% to 1.25% or the prime rate plus 0.0% to 0.75%, or
(ii) the Eurodollar rate plus 1.25% to 2.25%. As of December 31, 1999, the effective interest rate under the credit facility was 8.5%. The credit facility includes certain restrictive covenants, including limitations on the payment of dividends, as well as requirements for the maintenance of certain financial ratios. At the expiration of the revolving credit commitment, we can convert the outstanding balance to a term loan. Upon such conversion, the outstanding balance will be repaid in 5% increments over eight quarters, with the balance due December 17, 2003. The credit facility is secured by substantially all of our assets. In obtaining the credit facility and subsequent amendments, we paid fees and other closing costs of approximately $1.7 million, which has been capitalized in other assets on our consolidated balance sheets and is amortized as an adjustment to interest expense using the effective interest method. As of December 31, 1999, we had $156 outstanding and $1.5 million available, subject to certain conditions under the agreement. The amount outstanding was reduced in January 2000 by the proceeds from the first stage of the Goldman & Sachs transaction described above.

         In November 1998, we authorized a common stock repurchase program whereby we may repurchase up to $10.0 million of our common stock. During 1999, we purchased 973,164 shares at an average price of $3.95 per share.

         During May 1998, we completed a public offering of 6,900,000 shares of common stock at a price of $11.00 per share. Gross and net proceeds from that offering were $75.9 million and $72.5 million, respectively. In addition, net proceeds were reduced by approximately $600,000 of expenses relating to the offering.

         In connection with an August 1997 affiliation, we agreed to lend the medical group a total of $42.7 million, the proceeds of which were utilized by the group's physicians. An initial loan of $3.0 million was funded in November 1997, $16.4 million in December 1997, $5.83 million in December 1998 and 1999 and additional loans of $5.83 million will be funded each December through 2001. This note receivable is recorded in long-term receivables on our consolidated balance sheet. The note receivable earns interest at 8.0% and is an interest-only loan payable monthly through November 2007, after which the balance is to be repaid in annual installments through December 2022. After December 2007, an amount equal to one-twelfth of the annual amortization is required to be set aside by the physician group each month to fund each upcoming annual installment. Certain assets of the affiliated group have been pledged to us as security under the loan, and the loan provides us with certain rights of offset against distributions to the medical group under the service agreement in the event of default under the loan agreement. As of December 31, 1999, the outstanding balance of the loan was $31.1 million, and we estimate that the carrying value of this receivable approximates the fair value.

         In November 1998, we agreed to lend another medical group $8.0 million, all of which was funded on November 12, 1998. The purpose of this loan was to provide the group with liquidity for general corporate purposes and to strengthen the physician-association relationship. Interest is payable to us monthly at an annual rate of 8.0%. The principal will be repaid in 180 monthly installments beginning November 30, 2008. Certain assets of the affiliated medical group have been pledged to us as security under the loan, and the loan provides us with certain rights of offset against distributions to the medical group under the service agreement in the event of default under the loan agreement. As of December 31, 1999, the outstanding balance of the loan was $8.0 million, and we estimate that the carrying value this receivable approximates the fair value.

         In connection with a May 1999 affiliation, we agreed to lend another medical group a total of $5.5 million. The proceeds of this loan are being used by the group to purchase split-dollar life insurance policies for the physicians in the group. An initial loan of $1.1 million was funded in April 1999, and additional loans of $1.1 million will be funded each April through 2003. The note receivable earns interest at 8.2% and is an interest-only loan payable monthly through April 2009, after which the principal balance is to be repaid in monthly installments through April 2039.

         In connection with a March 1997 affiliation, we issued $8.6 million of notes payable to be paid in three equal annual installments in April 1998, 1999 and 2000. The notes bear interest at 9%, with interest payable in options to purchase our common stock at a price of $9.00 per share (valued in accordance with the Black-Scholes model), provided the market price for the stock is above the exercise price at the time of payment. Interest may be paid in cash at the option of either party if the market price for the stock is $9.00 or less at the time of payment.

         In connection with an April 1998 affiliation, we issued $7.6 million in convertible subordinated notes. The notes bear interest at 4.75% payable annually on March 31 and can be converted into shares of our common stock any time after April 17, 1999 and prior to March 31, 2005 at a price of $15.35 per share, subject to adjustment under the note agreements.

         In connection with an August 1999 affiliation, we issued convertible subordinated notes which accrue interest at a rate of 5% paid annually on July 30 and can be converted into shares of the Company's common stock at a conversion price of $5.08, subject to adjustment under the note agreement. During the first two years, the noteholders have the right to redeem the outstanding principle on these convertible subordinated notes under certain conditions. As of December 31, 1999, the balance on these notes was approximately $937,000.

         We had cash and cash equivalents of $7.6 million at December 31, 1999. In addition to this, our principal sources of liquidity at December 31, 1999 were accounts receivable of $63.8 million and availability of $1.5 million under the credit facility. We believe that this, combined with the proceeds from the Goldman Sachs transaction, will be sufficient to meet our working capital needs for at least the next twelve months. Our future acquisition, expansion and capital expenditure programs may, however, require substantial amounts of additional capital resources. To meet the additional capital needs of these programs, we will continue to evaluate alternative sources of financing, including short- and long-term bank indebtedness, additional equity and other forms of financing, the availability and terms of which will depend upon market and other conditions. There can be no assurance that we will be able to obtain additional financing at acceptable terms.

Forward-Looking Statements

         This report includes "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 about anticipated results, including statements as to operating results, liquidity and capital resources, and expansion into and within additional communities. These forward-looking statements are based upon our internal estimates, which are subject to change because they reflect preliminary information and our assumptions. Thus, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations we have expressed in the forward-looking statements. The factors that could cause actual results or outcomes to differ from our expectations include our ability to:

o        continue to operate profitably,

o        expand in our existing communities,

o        establish operations in additional communities, and

o        obtain additional financing upon terms acceptable to us,

along with the uncertainties and other factors described in this report and in the our public filings and reports.

Item 8.  Financial Statements

         Our Consolidated Financial Statements are listed in Item 14(a)(1), included at the end of this report beginning on page F-1, and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

         The information required by Item 10 will be contained in our proxy statement for our 2000 annual meeting of stockholders under the captions "Directors and Nominees," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934." That information is incorporated by reference in this report.

Item 11.  Executive Compensation

         The information required by Item 11 will be contained in our proxy statement for our 2000 annual meeting of stockholders under the caption "Executive Compensation." That information is incorporated by reference in this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by Item 12 will be contained in our proxy statement for our 2000 annual meeting of stockholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management." That information is incorporated by reference in this report.

Item 13.  Certain Relationships and Related Transactions

         The information required by Item 13 will be contained in our proxy statement for our 2000 annual meeting of stockholders under the caption
"Compensation Committee Interlocks and Insider Participation and Certain Transactions." That information is incorporated by reference by this report.

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) List of Financial Statements. The following is a list of the financial statements included at the end of this Report of Form 10-K beginning on page F-1:

     Report of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 1998 and 1999
     Consolidated Statements of Operations for the Three Years Ended
          December 31, 1997, 1998 and 1999
     Consolidated Statements of Stockholders' Equity for the
          Three Years Ended December 31, 1997, 1998 and 1999
     Consolidated  Statements of Cash Flows for the Three Years Ended
          December 31, 1997, 1998 and 1999
     Notes to Consolidated Financial Statements

              (2) List of Financial Statement Schedules. All schedules have been omitted because they are not applicable or not required, or the required information is provided in the financial statements or notes thereto.

         (b)  Reports on Form 8-K.

         No Reports on Form 8-K were filed during the fourth quarter of 1999.

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

                                PROMEDCO MANAGEMENT COMPANY

                                By:   /s/ H. WAYNE POSEY
                                      ------------------
                                       H. Wayne Posey
                                       Chairman, President and Chief Executive
                                       Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



              Signature                              Title                                 Date

/s/ H. WAYNE POSEY                       Chairman, President, Chief Executive         March 30, 2000
--------------------------------------   Officer and Director
H. Wayne Posey                           (Principal Executive Officer)



/s/ ROBERT D. SMITH                      Senior Vice President-Finance and            March 30, 2000
--------------------------------------   Chief Financial Officer
Robert D. Smith                          (Principal Financial and Accounting
                                         Officer)


/s/ RICHARD R. RAGSDALE                  Director                                     March 30, 2000
--------------------------------------
Richard R. Ragsdale

/s/ DAVID T. BAILEY, M.D.                Director                                     March 30, 2000
--------------------------------------
David T. Bailey, M.D.

/s/ CHARLES J. BUYSSE, M.D.              Director                                     March 30, 2000
--------------------------------------
Charles J. Buysse, M.D.

/s/ E. THOMAS CHANEY                     Director                                     March 30, 2000
--------------------------------------
E. Thomas Chaney

/s/ JAMES F. HERD, M.D.                  Director                                     March 30, 2000
--------------------------------------
James F. Herd, M.D.

/s/ JACK W. MCCASLIN                     Director                                     March 30, 2000
--------------------------------------
Jack W. McCaslin

/s/ SANJEEV K. MEHRA                     Director                                     March 30, 2000
--------------------------------------
Sanjeev K. Mehra

                          INDEX TO FINANCIAL STATEMENTS

ProMedCo Management Company                                                                                   Page
                                                                                                             -----
Report of Independent Public Accountants.....................................................................   F-1

Consolidated Balance Sheets as of December 31, 1998 and 1999 ................................................   F-2

Consolidated Statements of Operations for the Three Years Ended December 31, 1997, 1998 and
     1999....................................................................................................   F-4

Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31,
     1997, 1998 and 1999.....................................................................................   F-5

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1997, 1998 and
     1999....................................................................................................   F-6

Notes to Consolidated Financial Statements...................................................................   F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
ProMedCo Management Company:

We have audited the accompanying consolidated balance sheets of ProMedCo Management Company (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProMedCo Management Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                            ARTHUR ANDERSEN LLP



Fort Worth, Texas,
March 25, 2000

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     (All amounts are expressed in thousands)


                                                                                          December 31,
                                                                                --------------------------------
                                 ASSETS                                              1998              1999
                                 ------                                         --------------    --------------
Current assets:
         Cash and cash equivalents                                              $       13,871    $        7,625
         Accounts receivable, net of allowances of approximately $45,281
              and $53,269, respectively                                                 51,375            63,811
         Management fees receivable                                                      8,490             9,905
         Due from affiliated medical groups                                              9,334            13,337
         Deferred income taxes                                                           2,206               537
         Prepaid expenses and other current assets                                      13,043            16,102
                                                                                --------------    --------------

                      Total current assets                                              98,319           111,317

Property and equipment, net of accumulated depreciation of approximately
         $5,668 and $10,644, respectively                                               15,125            24,352

Intangible assets, net of accumulated amortization of approximately
         $5,967 and $13,769, respectively                                              153,402           227,006

Long term receivables                                                                   40,429            50,355

Deferred income taxes                                                                        -               993

Other assets                                                                             3,133             5,290
                                                                                --------------    --------------
                      Total assets                                              $      310,408    $      419,313
                                                                                ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

             (All amounts are  expressed  in thousands  except for per
                                   share amounts)

                                                                                          December 31,
                                                                                --------------------------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY                               1998              1999
                  ------------------------------------                          --------------    --------------
Current liabilities:
         Accounts payable                                                       $        4,683    $        6,418
         Accrued salaries, wages and benefits                                            8,146             7,578
         Payable to affiliated medical groups                                            9,455            10,297
         Accrued purchased medical services                                              6,087             9,722
         Accrued expenses and other current liabilities                                  7,676             7,321
         Current maturities of notes payable                                             3,232            11,463
         Current portion of obligations under capital leases                               557               476
         Current portion of deferred purchase price                                      2,137             2,293
         Income taxes payable                                                              847             3,643
                                                                                --------------    --------------
                      Total current liabilities                                         42,820            59,211

Notes payable, net of current maturities                                                58,130           149,674
Obligations under capital leases, net of current portion                                   701               343
Deferred purchase price, net of current portion                                         25,290            17,592
Convertible subordinated notes payable                                                   7,635             9,484
Deferred income taxes                                                                    2,872                 -
Other long term liabilities                                                                312               378
                                                                                --------------    --------------
                      Total liabilities                                                137,760           236,682
                                                                                --------------    --------------

Commitments and contingencies

Stockholders' equity:

         Preferred stock, $0.01 par value, 20,000 shares authorized and no
              shares issued and outstanding                                             -                 -
         Common stock, $0.01 par value; 50,000 shares authorized; 21,024 and
              21,778 shares issued in 1998 and 1999, respectively; 21,024 and
              21,033 outstanding in 1998 and 1999, respectively                            211               219
         Additional paid-in-capital                                                    152,786           156,106
         Common stock to be issued, 413 and 12 shares, in 1998 and 1999,
              respectively                                                               6,005                90
         Treasury stock, 745 shares in 1999                                              -                (2,865)
         Stockholder notes receivable                                                     (370)             (250)
         Retained earnings                                                              14,016            29,331
                                                                                --------------    --------------
                      Total stockholders' equity                                       172,648           182,631
                                                                                --------------    --------------

                      Total liabilities and stockholders' equity                $      310,408    $      419,313
                                                                                ==============    ==============


    The accompanying notes are an integral part of these financial statements.

               PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------
   (All amounts are expressed in thousands, except for net earnings per share)

                                                                           Years Ended December 31,
                                                              --------------------------------------------------
                                                                    1997             1998               1999
                                                              -------------     --------------    --------------
Net revenue                                                   $      80,641     $      222,502    $      324,494

Operating expenses:
     Clinic salaries and benefits                                    29,860             74,676           112,342
     Clinic rent and lease expense                                    7,016             17,187            28,687
     Clinic supplies                                                  9,667             24,874            37,000
     Purchased medical services                                       7,947             45,444            51,451
     Other clinic costs                                              10,884             25,699            41,232
     General corporate expenses                                       3,793              5,613             9,150
     Depreciation and amortization                                    2,943              7,239            12,295
     Interest expense, net                                              456              1,104             6,513
                                                              -------------     --------------    --------------
              Total operating expenses                               72,566            201,836           298,670
                                                              -------------     --------------    --------------

Income before provision for income taxes and
     extraordinary charge                                             8,075             20,666            25,824

Provision for income taxes                                            2,602              7,853             9,813
                                                              -------------     --------------    --------------

Net income before extraordinary charge                                5,473             12,813            16,011

Extraordinary charge - loss on extinguishment of debt, net
     of income taxes of approximately $375                            -                   (611)            -
                                                              -------------     --------------    --------------

Net income                                                    $       5,473     $       12,202    $       16,011

Net earnings per share:
     Basic

         Income before extraordinary charge                   $        0.48     $         0.69    $         0.76
         Extraordinary charge                                         -                  (0.03)            -
                                                              -------------     --------------    --------------
              Net income                                      $        0.48     $         0.66    $         0.76
                                                              =============     ==============    ==============
     Diluted

         Income before extraordinary charge                   $        0.38     $         0.61    $         0.71
         Extraordinary charge                                         -                  (0.03)            -
                                                              -------------     --------------    --------------
              Net income                                      $        0.38     $         0.58    $         0.71
                                                              =============     ==============    ==============
Weighted average number of common shares outstanding:

     Basic                                                           11,376             18,622            21,108
     Diluted                                                         14,224             20,958            23,141


   The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     (All amounts are expressed in thousands)

                                 Class B               Additional    Common                          Stockholder        Total
                                 Common     Common      Paid-In-    Stock To  Treasury    Notes       Retained      Stockholders'
                                  Stock      Stock      Capital     Be Issued   Stock   Receivable    Earnings         Equity
Balance,
       December 31, 1996     $        12   $      32  $   11,987     $  2,303   $  -   $    (151)     $  (3,659)   $   10,524

       Common stock
       issued in
       initial public
       offering,  net              -              40      31,705       -           -           -           -           31,745

       Redeemable
       preferred
       shares converted            -               5       2,953       -           -           -           -            2,958

       Redeemable
       common shares
       converted                   -               2         990       -           -           -           -              992

       Class B
       common converted              (12)         12       -           -           -           -           -            -

       Warrants and
       options
       exercised                   -               1          92       -           -           -           -               93

       Subordinated
       notes payable
       converted                   -           -              35       -           -           -           -               35

       Common stock
       issued and
       to be issued, net           -              16      11,566      17,818       -            (250)      -           29,150

       Treasury stock
       purchased
       and retired                 -              (1)       (381)      -           -           -           -             (382)

       Stockholder
       notes payments              -           -           -           -           -              31       -               31

       Net income                  -           -           -           -           -           -           5,473        5,473
                               ---------   ---------   ---------   ---------    --------    --------    --------    ---------

Balance,
       December 31, 1997           -             107      58,947      20,121       -            (370)      1,814       80,619

       Common stock
       offering, net               -              69      71,820       -           -           -           -           71,889

       Warrants and
       options
       exercised                   -               4         547       -           -           -           -              551

       Subordinated notes
       payable converted           -               1         684       -           -           -           -              685

       Common stock
       issued and to be
       issued, net                 -              30      20,788     (14,116)      -           -           -            6,702

       Net income                  -           -           -           -           -           -          12,202       12,202
                               ---------   ---------   ---------   ---------    --------    --------    --------    ---------

Balance,
       December 31, 1998           -             211     152,786       6,005       -            (370)     14,016      172,648


       Warrants and
       options exercised           -               1          21       -             982       -            (696)         308

       Subordinated notes
       payable converted           -               1         105       -           -           -           -              106

       Common stock
       issued and to
       be issued, net              -               6       3,194      (5,915)      -           -           -           (2,715)

       Stockholder
       notes payments              -           -           -           -           -             120       -              120

       Purchase
       of treasury stock           -                       -           -          (3,847)      -           -           (3,847)

       Net income                  -           -           -           -           -           -          16,011       16,011
                               ---------   ---------   ---------   ---------    --------    --------    --------    ---------

Balance,
       December 31, 1999       $   -       $     219   $ 156,106   $      90    $ (2,865)   $   (250)   $ 29,331    $ 182,631
                               =========   =========   =========   =========    ========    ========    ========    =========

   The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (All amounts are expressed in thousands)


                                                                           Years Ended December 31,
                                                               -------------------------------------------------
                                                                    1997             1998               1999
                                                               -------------     -------------    --------------
Cash flows from operating activities:
    Net income before extraordinary charge                     $       5,473     $      12,813    $      16,011
    Extraordinary charge                                               -                  (611)           -
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities (net of
       effects of purchase transactions)-
       Depreciation and amortization                                   2,943             7,239           12,295
       Deferred income taxes                                             330             1,267             (462)
       Changes in assets and liabilities-
          Accounts receivable                                         (7,179)          (19,963)          (7,788)
          Management fees receivable                                     457            (6,644)          (1,610)
          Due from affiliated medical groups                          (1,972)           (6,463)          (3,373)
          Prepaid expenses and other assets                           (3,625)           (1,227)          (2,393)
          Other assets                                                  (402)             (640)             775
          Accounts payable                                             1,558            (5,122)            (699)
          Payable to affiliated medical groups                         5,191             4,353             (389)
          Accrued expenses and other liabilities                      (1,500)            2,474             (573)
                                                               --------------    -------------    --------------
              Net cash provided by (used in) operating
                 activities                                            1,274           (12,524)          11,794
                                                               -------------     --------------   -------------

Cash flows from investing activities:

    Purchases of property and equipment                               (2,818)           (4,082)          (7,428)
    Payments for acquisitions, net of cash                           (22,392)          (57,373)         (97,841)
    Increase in notes receivables (net of effects of
       purchase transactions)                                        (20,024)          (17,458)          (5,523)
                                                               --------------    --------------   --------------
              Net cash used in investing activities                  (45,234)          (78,913)        (110,792)
                                                               --------------    -------------    --------------

Cash flows from financing activities:

    Borrowings under notes payable                                    30,551           132,775          109,500
    Payments on notes payable                                         (2,839)         (114,778)         (12,832)
    Payments on capital leases                                          (562)             (425)            (504)
    Payment of deferred financing costs                                 (301)           (1,008)            (985)
    Proceeds from issuance of common stock                            31,838            72,983              366
    Purchase of treasury stock                                          (382)           -                (2,913)
    (Issuance) payments of stockholder notes receivable                 (218)           -                   120
                                                               --------------    -------------    -------------

              Net cash provided by financing activities               58,087            89,547           92,752
                                                               -------------     -------------    -------------

Increase (decrease) in cash and cash equivalents                      14,127            (1,890)          (6,246)

Cash and cash equivalents, beginning of year                           1,634            15,761           13,871
                                                               -------------     -------------    -------------

Cash and cash equivalents, end of year                         $      15,761     $      13,871    $       7,625
                                                               =============     =============    =============
Supplemental disclosure of cash flow information (See Notes 3 and 7):
    Cash paid during the year-
       Interest expense                                        $         689     $       3,165    $       9,227
       Income taxes                                            $       1,299     $       6,668    $       7,475

   The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1998 and 1999

1.   DESCRIPTION OF BUSINESS
     -----------------------

ProMedCo Management Company ("ProMedCo" or the "Company"), a Delaware corporation, is a medical services company that manages and coordinates the delivery of a wide variety of healthcare services in non-urban markets. To enter these markets, the Company typically affiliates with a leading medical group in a community, thus providing the opportunity for increasing control of medical expenditures in these communities. The Company then expands its market share through affiliations with additional primary care physicians and specialists and selective additions of ancillary services. In addition to providing operating and expansion capital, the Company provides a broad range of strategic and management expertise and services. The Company currently operates in 25 communities throughout the United States, where it is affiliated with medical groups comprised of approximately 830 physicians and 155 mid-level providers. In addition, the Company is associated with approximately 1,850 physicians in associated independent practice association ("IPA") networks.

The Company, through its wholly-owned subsidiaries, typically acquires certain net assets of medical groups and enters into long term service agreements with these groups. Under the service agreements the Company provides administrative and technical support for professional services rendered by the medical groups. The Company is reimbursed for all clinic expenses, as defined in the agreements, and participates at varying levels in the excess of total revenue over clinic expenses.

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

Basis of Presentation/Basis of Consolidation

The consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Company and its wholly-owned subsidiaries. The Company's subsidiaries acquire the operating assets and assume certain liabilities of the medical groups and account for the Company's management activities with the medical groups under the Company's long term service agreements. The Company does not consolidate the operating results and accounts of the medical groups under EITF 97-2, "Applications of FASB No. 94 and APB No. 16 to Physician Practice Management Entities and Certain other Entities under Contracted Management Agreement." All significant intercompany accounts and transactions have been eliminated.

Certain prior year balances have been reclassified to conform to the 1999 presentation.

Net Revenue

Net revenue represents total revenue reduced by amounts paid to medical groups. The amounts paid to medical groups (typically 80-85% of the medical groups' operating income) represents amounts paid to the groups pursuant to the service agreements between the Company and the groups and primarily consists of the compensation cost of the group's physicians. Under the service agreements, the Company provides each medical group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the clinic, and employs substantially all of the non-physician personnel. Net revenue is detailed as follows (in thousands):

                                                                   1997             1998              1999
                                                              -------------     --------------   -------------
              Total revenue                                   $     127,716     $      310,454   $     450,877
              Amounts paid to medical groups                         47,075             87,952         126,383
                                                              -------------     --------------   -------------
              Net revenue                                     $      80,641     $      222,502   $     324,494
                                                              =============     ==============   =============

Total revenue consists primarily of billings and charges to patients, third party payors and others and payments received under capitated contracts for professional and ancillary services rendered. Total revenue also includes amounts earned for other services rendered, including contract billing; medical directorships; interim management; strategic and financial planning and management consulting. Revenue is recorded at the estimated realizable amount, net of contractual and other adjustments. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for third-party settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as the final settlements are determined. There are no material claims, disputes, or other unsettled matters that exist to management's knowledge concerning third-party reimbursements. In addition, management believes there are no retroactive adjustments that would be material to the Company's financial statements.

Accounts Receivable

Accounts receivable principally represents receivables from patients and other third party payors for medical services provided by the medical groups. Such amounts are recorded net of contractual allowances and estimated bad debts.
Management continually monitors and periodically adjusts its allowances associated with these receivables based on estimated collection and payment rates. Any adjustments to these estimates are made in the period that they become known and quantifiable. Under the terms of the service agreements, the medical groups retain a percentage (typically 80-85%) of the risks associated with uncollectible receivable amounts.

Concentration of Risk

During 1997, 1998 and 1999, approximately 25%, 30% and 30%, respectively, of total revenue was received under government-sponsored healthcare programs (principally, the Medicare and Medicaid programs). The medical groups have numerous agreements with managed care organizations and other payors to provide services based on negotiated fee schedules. The Company also receives payments under capitation arrangements with various managed care organizations. During 1997, 1998 and 1999, approximately 16%, 21%, and 17%, respectively, of total revenue was received under capitation arrangements. No individual managed care organization or other payor is material to the Company.

For the year ended December 31, 1999, the Company's Champaign, Illinois market represented approximately 19% of the Company's net revenue. No other individual market contributed 10% or more of the Company's net revenue. For the year ended December 31, 1998, two of the Company's markets, Champaign, Illinois and Pittsfield, Massachusetts, contributed 25% and 14% of the Company's net revenue, respectively.

General Corporate Expenses

General  corporate  expenses  represent  primarily  the salaries and benefits of
corporate  headquarters  personnel,   rent,  travel,  and  other  administrative
expenses.

Net Earnings Per Share

Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Common stock to be issued is assumed to be common stock outstanding and is included in the weighted average number of common shares outstanding for the basic EPS calculation. Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS includes the options and warrants using the treasury method, and convertible subordinated notes, using the if-converted method, that are excluded from basic EPS to the extent that these securities are not anti-dilutive.

For the years ended December 31, 1997 and 1998, the convertible subordinated notes payable have been excluded from diluted EPS because they are considered to be anti-dilutive. Following is a reconciliation of basic and diluted EPS for the years ended December 31, 1997, 1998 and 1999 (amounts in thousands except for per share amounts):



                                                                      Income           Shares          Per-Share
                                                                    (Numerator)     (Denominator)       Amount
December 31, 1997
         Basic EPS                                                $        5,473           11,376    $      0.48
                                                                                                     ===========
         Effect of dilutive securities:
              Options                                                    -                    657
              Warrants                                                   -                  2,191
                                                                  --------------    -------------
         Diluted EPS                                              $        5,473           14,224    $      0.38
                                                                  ==============    =============    ===========

December 31, 1998
         Basic EPS, income before extraordinary charge            $       12,813           18,622    $      0.69
                                                                                                     ===========
         Effect of dilutive securities:
              Options                                                     -                   402
              Warrants                                                    -                 1,934
                                                                  --------------    -------------
         Diluted EPS, income before extraordinary charge                  12,813           20,958    $      0.61

         Extraordinary charge - loss on extinguishment of
              debt, net of $375 of income taxes                             (611)          -               (0.03)
                                                                  --------------    -------------    -----------
         Diluted EPS                                              $       12,202           20,958    $      0.58
                                                                  ==============    =============    ===========
December 31, 1999
         Basic EPS                                                $       16,011           21,108    $      0.76
                                                                                                     ===========
         Effect of dilutive securities:
              Options                                                     -                   100
              Warrants                                                    -                 1,332
              Convertible subordinated notes payable                         305              601
                                                                  --------------    -------------
         Diluted EPS                                              $       16,316           23,141    $      0.71
                                                                  ==============    =============    ===========


Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of December 31, 1998 and 1999, include approximately $4,738,000 and $3,159,000, respectively, of cash held in escrow accounts for the payment of premiums under split-dollar life insurance contracts. The related liability for these premiums is included in deferred purchase price.

Management Fees Receivable

Management fees receivable represent amounts receivable from affiliated medical groups for interim management and other services. These amounts are typically received within one to four months after the services are rendered.

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

Intangible Assets

Service Agreement Rights

The Company's affiliations typically involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated medical groups. As part of the purchase allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into long term service agreements with the medical groups. The service agreements are typically for a term of 40 years and cannot be terminated by either party without cause, consisting primarily of bankruptcy or material default.

In connection with the allocation of purchase price to identifiable intangible assets, the Company analyzes the nature of each group with which a service agreement is entered into, including the number of physicians in each group, number of service sites and ability to recruit additional physicians, the group's relative market position, the length of time each group has been in existence, and the term and enforceability of the service agreement. Because the Company does not practice medicine, maintain patient relationships, hire physicians, or enter into employment and noncompete agreements with the physicians, the intangible asset created in the purchase allocation process is associated solely with the service agreement with the medical group.

The Company believes that there is no material value allocable to the employment and noncompete agreements entered into between the group and the individual physicians. The primary economic beneficiary of these agreements is the medical group, an entity that the Company does not legally control. In addition, any damages under the agreements are paid solely to the medical group for purposes of replacing departing physicians. Generally, due to low expected physician turnover in the industry and the ability of the group to actively replace departing physicians, there would be no significant economic loss to either the medical group or the Company due to physician departure. The medical groups continually recruit physicians and, as appropriate and necessary, subsequently add qualified physicians to the group. This manner of operations allows the medical group to perpetuate itself as individual physicians retire or are otherwise replaced. The Company believes that the groups with which it has service agreements are thus long- lived entities with an indeterminable life, and that the physicians, customer demographics, and various contracts will be continuously replaced. The service agreement intangible is being amortized on a straight-line method over a composite average life of 25 years. (See also Note
10).

Excess of Cost of Acquired Assets Over Fair Value

Excess of cost of acquired assets over fair value (goodwill) is amortized using the straight-line method over 25 years. (See also Note 10).

Impairment of Long-Lived Assets

The Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If this review indicates that the carrying amount of the asset may not be recoverable, based on the undiscounted cash flows of the operations over the remaining amortization period, then the carrying value of the asset is reduced to estimated fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each medical group's relative market share and local market competitive environment, current period and forecasted operating and cash flow levels of the medical group and its impact on the management fee earned by the Company, and legal factors governing the practice of medicine. At December 31, 1998 and 1999, no impairment existed.

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

                                                                          Years Ended December 31,
                                                              -------------------------------------------------
                                                                   1997             1998              1999
                                                              -------------     -------------    --------------
                                                                (Unaudited)     (Unaudited)        (Unaudited)
         Net income (in thousands)                            $       3,921     $      10,762    $       14,266
                                                              =============     =============    ==============
         Basic net earnings per share                         $        0.34     $        0.58    $         0.68
                                                              =============     =============    ==============
         Diluted net earnings per share                       $        0.28     $        0.51    $         0.63
                                                              =============     =============    ==============


For disclosure purposes, the Company uses U.S. Treasury strip rates for its risk-free interest rates, assumed no future dividends and assumed the expected life of the options through the applicable expiration dates. For 1997, 1998 and 1999, the Company assumes a volatility rate of 58%, 88% and 78%, respectively. (See Note 8).

3.   ACQUISITIONS

Medical Groups

During 1999, 1998 and 1997, the Company, through its wholly-owned subsidiaries, acquired certain operating assets or all of the outstanding stock of the following medical groups:


                     Medical Group                      Effective Date                      Location
1999:    El Paseo Medical Center                     January 1999 (a)                   Las Cruces, NM
         Boca Raton Medical Associates               February 1999 (b)                  Boca Raton, FL
         Medical Office Services                     May 1999                           Flagstaff, AZ
         Family Care Center of Indiana               May 1999                           Dyer, IN
         MedGroup                                    August 1999                        Prescott, AZ
         Horizon Medical Group                       October 1999 (c)                   Columbus, GA

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

1997:    Naples Medical Center                       March 1997                         Naples, FL
         Abilene Diagnostic Clinic                   June 1997 (f)                      Abilene, TX
         Intercoastal Medical Group                  August 1997                        Sarasota, FL
         Beacon Medical Group                        October 1997 (g)                   Harrisburg, PA
         Cowley Medical Associates (h)               November 1997                      Harrisburg, PA
         Thomas-Spann Clinic                         December 1997                      Corpus Christi, TX
         HealthStar, Inc.                            December 1997                      Morristown, TN

(a)           The Company  operated El Paseo  Medical  Center  under a long-term
              service  agreement   effective   December  1,  1998.  The  Company
              completed its acquisition in January 1999.

(b) The Company operated Boca Raton Medical Associates under an interim service agreement effective October 1, 1998. The Company completed its acquisition in February 1999, and entered into a long term service agreement effective February 1, 1999.

(c) The Company operated Horizon Medical Group under an interim service agreement effective July 1, 1998. The Company completed its acquisition in October 1999, and entered into a long term service agreement effective October 1, 1999.

(d) Berkshire Physicians and Surgeons was operated by the Company under an interim service agreement effective February 1, 1998. The Company completed its acquisition in April 1998, and entered into a long term service agreement with the medical group effective April 1, 1998.

(e) Medical Associates of Pinellas was operated by the Company under an interim service agreement effective May 1, 1998. The Company completed its acquisition in October 1998 and entered into a long-term service agreement with the medical group effective November 1, 1998.

(f) Abilene Diagnostic Clinic was operated by the Company under an interim service agreement effective December 1, 1995. The Company completed its acquisition of certain operating assets in June 1997, and entered into a long term service agreement with the medical group effective June 1, 1997.

(g) Beacon Medical Group was operated by the Company under an interim service agreement effective April 1, 1997. The Company completed its acquisition of certain operating assets in October 1997, and entered into a long term service agreement with the medical group effective on that date.

(h) The physicians of Cowley Medical Associates combined with the Beacon Medical Group in December 1997.

The acquisitions of the operating assets and liabilities have been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition. Simultaneous with each acquisition, the Company entered into a long term service agreement with each medical group. In conjunction with certain acquisitions, the Company is obligated to make deferred payments to medical groups. Such amounts, which are typically funded through borrowings on the revolving credit facility, are included in deferred purchase price in the accompanying consolidated balance sheets. In certain cases, the Company is obligated to issue shares of the Company's common stock in future periods. The following is the preliminary allocation of purchase price for the acquisitions completed during the year ended December 31, 1998 and 1999 (amounts in thousands).


                                                                                  1998                1999
                                                                             -----------         -----------
         Fair value of assets acquired                                       $    17,075         $    16,562

         Liabilities assumed                                                     (11,950)             (9,763)
         Intangible assets                                                        80,217              80,915
                                                                             -----------         -----------
                                                                                  85,342              87,714
         Less - Fair value of common stock issued and to be issued                 6,270                 826
         Less - Notes issued                                                       6,554               4,218
         Less - Deferred purchase price (payable in cash)                         23,218              16,598
                                                                             -----------         -----------
         Cash purchase price                                                 $    49,300         $    66,072
                                                                             ===========         ===========

For certain acquisitions occurring close to or at the end of the period, the estimated fair values are preliminary and, therefore, are subject to change. Under the purchase agreements, the purchase price is adjustable by the Company for a period between 60 to 120 days after the closing of the transaction in order to finalize the fair values of the assets acquired and liabilities assumed.

Other Acquisitions

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

In November 1999, the Company purchased an option to acquire substantially all of the assets of Tampa Bay Medical Research, Inc., a regional clinical research site management organization located in Clearwater, Florida. This option may be exercised at any time prior to December 2002.

Pro Forma Information

The following unaudited pro forma information reflects the effect of acquisitions of medical groups and other acquisitions on the consolidated results of operations of the Company assuming that the acquisitions occurred at January 1, 1998. Future results may differ substantially from pro forma results and cannot be considered indicative of future results.

                                                                                 Years Ended December 31,
                                                                           -----------------------------------
                                                                                 1998                1999
                                                                           ---------------     ---------------
                                                                              (unaudited)         (unaudited)
         Net revenue (in thousands)                                        $       292,161     $       346,692
                                                                           ===============     ===============

         Net income before extraordinary charge (in thousands)             $        13,198     $        16,622
                                                                           ===============     ===============

         Net income before extraordinary charge per share
                  Basic                                                    $          0.69     $          0.78
                                                                           ===============     ===============
                  Diluted                                                  $          0.62     $          0.72
                                                                           ===============     ===============
         Weighted average number of common shares
                  outstanding (in thousands)
                  Basic                                                             19,044              21,336
                                                                           ===============     ===============
                  Diluted                                                           21,380              23,369
                                                                           ===============     ===============


4.   PROPERTY AND EQUIPMENT
     ----------------------

Property and equipment is summarized as follows (in thousands):

                                                                                December 31,
                                                                     -----------------------------------
                                                                          1998                1999
                                                                     ---------------    ----------------
         Furniture, fixtures, and equipment                          $        18,430    $         29,886
         Leasehold improvements                                                2,363               5,110
                                                                     ---------------    ----------------
                                                                              20,793              34,996
         Less- Accumulated depreciation                                       (5,668)            (10,644)
                                                                     ---------------    ----------------

         Property and equipment, net                                 $        15,125    $         24,352
                                                                     ===============    ================


5.   INTANGIBLE ASSETS
     -----------------

Intangible assets are summarized as follows (in thousands):

                                                                                December 31,
                                                                     -----------------------------------
                                                                          1998                1999
                                                                     ---------------    ----------------
         Service agreement rights                                    $       152,890     $       224,999
         Excess of cost of acquired assets over fair value                     6,479              15,776
                                                                     ---------------    ----------------
                                                                             159,369             240,775
         Less- Accumulated amortization                                       (5,967)            (13,769)
                                                                     ----------------   -----------------

         Intangible assets, net                                      $       153,402    $        227,006
                                                                     ===============    ================

6.   LONG TERM RECEIVABLES
     ---------------------

During 1997, the Company entered into an agreement to lend up to $42.7 million to an affiliated medical group. The purpose of this loan was to provide the medical group with liquidity to meet certain obligations, general association purposes and to strengthen the physician-association relationships. The loan is being funded in six advances. As of December 31, 1999, four advances totaling $31.1 million had been made. The remaining two advances of $5.8 million each will be made annually on December 1, 2000 and 2001. Interest is payable to the Company monthly at an annual fixed rate of 8.0%. The loan will be repaid in fifteen annual payments beginning on November 30, 2008. Certain assets of the affiliated medical group have been pledged as security under the loan, and the loan provides certain rights to offset against distributions under the service agreement in the event of default under the loan agreement. As of December 31, 1999, the outstanding loan totaled $31.1 million, and the Company estimates the carrying value of this receivable approximates the fair value.

In November 1998, the Company entered into a similar agreement with a second medical group to loan $8.0 million, all of which was funded on November 12, 1998. The purpose of this loan was to provide the medical group with liquidity for general corporate purposes and to strengthen the physician relationships. Interest is payable to the Company monthly at an annual fixed rate of 8.0%. The loan will be repaid in 180 monthly payments beginning on November 30, 2008. Certain assets of the affiliated medical group have been pledged as security under the loan, and the loan provides certain rights to offset against distributions under the service agreement in the event of default under the loan agreement. As of December 31, 1999, the outstanding loan totaled $8.0 million, and the Company estimates the carrying value of this receivable approximates the fair value.

In May 1999, the Company entered into a similar agreement with a third medical group to loan $5.5 million, in five equal annual advances. The purpose of this loan was to provide the medical group with funds to purchase split dollar life insurance policies for its individual physicians. Interest is payable to the Company monthly at an annual fixed rate of 8.2%. The loan will be repaid in 360 monthly payments beginning on May 31, 2009. Certain assets of the affiliated medical group have been pledged as security under the loan, and the loan provides certain rights to offset against distributions under the service agreement in the event of default under the loan agreement. As of December 31, 1999, the outstanding loan totaled $1.1 million, and the Company estimates the carrying value of this receivable approximates the fair value.

In connection with the certain acquisitions completed in 1998 and 1999, the Company entered into split-dollar life insurance agreements with the physicians and prior owners of certain medical groups. Under these agreements, the Company purchases life insurance in the name of the individual seller. Upon the death of the individual seller, the amount of the premiums paid by the Company will be returned. In addition, these receivables are guaranteed by the individual policy holders. For the policies in effect as of December 31, 1999, the total of the premiums that will be returned to the Company is approximately $33.5 million. The Company initially records the present value of future premiums receivable as long term receivables in the allocation of purchase price, using a discount rate of 6.75% over the estimated actuarial life of the policy owners. The accretion of this receivable from the initial carrying value to the full premium amount is recorded as a reduction of amortization expense in the accompanying consolidated statements of operations. At December 31, 1998 and 1999, the carrying value of these receivables was $5.2 million and $6.7 million, respectively.

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

7.   NOTES PAYABLE, OTHER LONG TERM LIABILITIES
     AND OBLIGATIONS UNDER CAPITAL LEASES

Notes payable are summarized as follows (in thousands):

                                                                                December 31,

                                                                           1998              1999
                                                                       -------------    -------------
         Borrowings under Revolving Credit Facility                    $      54,500    $     156,000
         Notes payable to medical group; unsecured; due in
              three annual installments in April 1998, 1999 and 2000; 9%
              interest payable annually in cash or options to purchase the
              Company's common stock                                           5,787            2,869
         Notes payable to medical group; unsecured; due in
              four  annual installments in December 1998,
              1999, 2000, and 2001; 5% interest payable
              annually                                                           867              640
         Note payable to medical group; unsecured; due in
              four equal installments of principal and 7%
              interest in May 2000, 2001, 2002 and 2003                       -                   800
         Other notes payable                                                     208              828
                                                                       -------------    -------------
                                                                              61,362          161,137
         Less- Current portion                                                (3,232)         (11,463)
                                                                       --------------   --------------
         Notes payable, net                                            $      58,130    $     149,674
                                                                       =============    =============

The maturities of notes payable at December 31, 1999, are as follows (in thousands):

                     2000                           $      11,463
                     2001                                 148,748
                     2002                                     402
                     2003                                     357
                     2004                                      66
                     Thereafter                               101
                                                    -------------

                                                    $     161,137

Revolving Credit Facility

Effective December 17, 1998, the Company entered into a revolving credit agreement (the "Credit Facility") with a syndicate of banks. The Credit Facility, as amended, provides for a three-year commitment to fund revolving credit borrowings of up to $157.5 million for acquisitions and general working capital purposes. Initial borrowings under the new facility of $52.5 million were used to payoff the Company's previous revolving credit facility (see Note
11) and pay certain financing costs. The Company paid fees and other closing costs of approximately $1.7 million which has been capitalized in other assets in the accompanying consolidated balance sheets and amortized as an adjustment to interest expense using the effective interest method. At the expiration of the revolving credit commitment, the Company can convert the outstanding balance on the Credit Facility to a term loan which amortizes at 5% per quarter for the following eight quarers, with the remaining balance due on December 17, 2003.

The interest rate under the Credit Facility is set at the Company's options and varies based on the Company's leverage ratio, as follows: (i) the higher of the federal funds rate plus 0.5% to 1.25% or the prime rate plus 0.0% to 0.75%, or
(ii) the Eurodollar rate plus 1.25% to 2.25%. As of December 31, 1998 and 1999, the effective interest rate on the Credit Facility was 7.2% and 8.5%, respectively. The Credit Facility includes various restrictive covenants, certain of which become more restrictive over time, including limitations on the payment of dividends as well as the maintenance of certain financial ratios, including fixed charge coverage and senior debt to EBITDA, among others. The Credit Facility is secured by substantially all the assets of the Company. As of December 31, 1999, the Company had $1.5 million available under the Credit Facility subject to certain conditions as defined by the agreement. In January 2000, this availability was increased by $15 million from the closing of the first stage of the Goldman Sachs Transaction (see Note 16).

Convertible Subordinated Notes Payable

In March 1996, in connection with the affiliation of two medical groups, the Company issued $1.8 million in convertible subordinated notes. The notes bear interest of 7.0% and mature in March 2003. The notes may, at the election of the noteholders, be converted into shares of common stock at a conversion price of $9.00 per share, subject to certain limitations and automatic conversions as defined in the note agreements. During 1997, one noteholder converted approximately $35,000 of notes into 3,912 shares of the Company's common stock. During 1998, noteholders converted approximately $685,000 of notes into 76,093 shares of the Company's common stock. During 1999, noteholders converted approximately $106,000 of notes into 11,736 shares of the Company's common stock.

In connection with the affiliation of a medical group, in April 1998, and as a result of a reconciliation of total consideration completed in September 1999, the Company issued $7.6 million in convertible subordinated notes. The notes bear interest of 4.75% paid annually on March 31, mature on March 31, 2005, and can be converted into shares of the Company's common stock any time after April 17, 1999 and prior to March 31, 2005 at a conversion price of $15.35, subject to adjustment under the note agreements.

In August 1999, in connection with the affiliation of a medical group, the Company issued convertible subordinated notes which bear interest at a rate of 5.0% paid annually on July 30, mature on July 30, 2005, and can be converted into shares of the Company's common stock at a conversion price of $5.08, subject to adjustment under the note agreement. Under certain conditions during the first two years of this agreement, the noteholders may redeem a certain portion of the outstanding balance. As of December 31, 1999, the balance on these notes was approximately $937,000.

Obligations Under Capital Leases

In connection with affiliations with medical groups and in the ordinary course of business, the Company assumed the obligation of various equipment under capital leases. As of December 31, 1999, future minimum lease payments under capital leases are as follows (in thousands):

                           2000                                 $       535
                           2001                                         286
                           2002                                          78
                           2003                                           4
                                                                -----------
                                                                        891

                  Less- Portion attributable to interest                (72)
                                                                ------------
                  Obligations under capital leases                      819
                  Less- Current portion                                (476)
                                                                -----------
                                                                $       343

8.   STOCKHOLDERS' EQUITY
     --------------------

The Company has authorized the issuance of 70,000,000  shares of stock, of which
(a) 20,000,000 shares, par value $0.01 per share, are to be designated Preferred Stock (of which 700,000 shares are to be designated Series A Redeemable Convertible Preferred Stock) and (b) 50,000,000 shares, par value $0.01 per share, are to be of a class designated Common Stock.

During March 1997, the Company completed the Initial Offering of its common stock. The Initial Offering consisted of 4,000,000 shares of common stock sold at a price of $9.00 per share. Gross and net proceeds from the Initial Offering were $36.0 million and $33.5 million, respectively. In addition, net proceeds were reduced by approximately $1.8 million of expenses relating to the Initial Offering.

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

Class B Common Stock

During 1994, the Company issued 1,226,150 shares of Class B Common Stock and warrants to purchase 965,916 shares of Class B Common Stock at an exercise price of $1.25 per share. The Company also granted an option to purchase 155,000 Class B Common Stock at an exercise price of $0.50 per unit. Each share of Class B Common Stock automatically converted into common stock on the completion of the Initial Offering. Similarly, the rights to purchase shares of Class B Common Stock under the warrants and options were converted into warrants and options to purchase shares of common stock. The warrants are exercisable on or before September 30, 2004, and warrants to purchase 866,540 shares of common stock were outstanding as of December 31, 1999.

Common Stock Warrants

During 1994, the Company issued warrants to purchase 1,428,998 shares of common stock at an exercise price of $1.25 per share. The warrants are exercisable on or before June 30, 2003. As of December 31, 1999, warrants to purchase 911,061 shares of common stock were outstanding.

During 1999, in connection with the affiliation of a medical group, the Company issued warrants to purchase 82,000 shares of common stock at an exercise price of $3.125 per share. The warrants are exercisable on or before July 30, 2004. As of December 31, 1999, all of these warrants were outstanding.

Common Stock To Be Issued

In connection with acquisitions completed in 1998, common stock valued at approximately $2.3 million were issued in 1999. In addition to the issuance of common stock, in 1999 the Company made a cash payment of approximately $3.6 million to a medical group in lieu of an anticipated stock issuance.

In connection with acquisitions completed in 1997, common stock valued at $20.1 million was issued in 1998. The number of shares to be issued and the price per share were fixed at the consummation date of the specific acquisitions in 1997.

Treasury Stock

The Company has authorized a common stock repurchase program whereby the Company may repurchase up to $10.0 million of the Company's common stock. Throughout 1999, the Company purchased 781,616 shares of treasury stock at the market price on the date of the transaction. An additional 191,548 shares were purchased through the exercise of put rights which were issued in conjunction with a 1999 acquisition. The average purchase price for all treasury shares was $3.95 per share. All unexercised put rights expired on December 28, 1999.

In June 1999, the Company issued 228,504 shares from treasury in connection with the exercise of warrants with an exercise price of $1.25 per share. The resulting loss of $696,000 on the issuance of these treasury shares was recorded as a reduction in retained earrings.

Stock Option Plans

The Company has reserved 1,500,000 shares and 3,100,000 shares of common stock for issuance under its 1994 and 1996 Stock Option Plans (collectively the "Stock Option Plans"). Options granted under the Plans may be either incentive stock options ("ISO") or nonqualified stock options ("NQSO"). The option price per share shall not be less than the fair market value of the Company's Common stock at the date of grant. Generally, options vest over a five-year period and expire ten years after the option was issued. As of December 31, 1999, options to purchase 1,488,679 shares remain available for grant under the Stock Option Plans.

The following table summarizes the activity in the Stock Option Plans:

                                                                                         Weighted-Average
                                                     Outstanding    Price Per Share       Exercise Price
         December 31, 1996                            1,064,400     $0.50 - $14.00             $6.85
              Granted                                   626,071     $6.00 - $12.00             $7.88
              Exercised                                  (3,100)         $6.00                 $6.00
              Canceled                                  (61,400)     $6.00 - $9.00             $6.67
                                                    -----------
         December 31, 1997                            1,625,971     $0.50 - $14.00             $6.71
              Granted                                   709,400     $4.69 - $15.00             $9.00
              Exercised                                (117,350)     $0.50 - $9.00             $5.25
              Canceled                                  (96,100)    $6.00 - $14.00             $7.02
                                                    -----------
         December 31, 1998                            2,121,921     $0.50 - $14.00             $7.69
              Granted                                 1,008,450      $2.06 - $6.13             $5.07
              Exercised                                 (44,800)         $0.50                 $0.50
              Canceled                                 (159,500)    $4.25 - $15.00             $9.19
                                                    -----------
         December 31, 1999                            2,926,071     $0.50 - $14.00             $6.82
                                                    ===========

Options to purchase shares of the Company's common stock are as follows as of December 31, 1999:

                                                     Options Outstanding                   Options Exercisable
                                        --------------------------------------------  ----------------------------
                                           Number of      Years to       Exercise     Number of         Exercise
         Range of Prices                    Shares       Expiration        Price          Shares          Price
         ---------------                -------------  --------------  -------------  -------------  -------------
         $0.50                                 4,800          4.83      $    0.50            -                 n/a
         $2.06 - $2.91                        73,500          6.93           2.38           40,000     $      2.50
         $3.13 - $4.69                       130,500          9.34           4.07            5,000            4.69
         $4.81 - $7.00                     1,628,657          7.80           5.64          578,917            5.98
         $7.44 - $11.00                      976,983          7.81           8.74          310,008            8.50
         $12.00 - $14.00                     111,631          6.49          13.55           65,422           13.56
                                         -----------    ----------      ---------      -----------     -----------
                                           2,926,071          7.79      $    6.82          999,347     $      7.11
                                         ===========    ==========      =========      ===========     ===========

Stock options exercisable under the Stock Option Plans as of December 31, 1997, 1998 and 1999, totaled 653,464; 701,791; and 999,347, respectively.

In 1996, the Company entered into a credit facility which has subsequently been refinanced (see Note 7). In connection with the original credit facility, the Company issued 46,875 options to purchase the Company's common stock at $10.00 per share. These options are outstanding and exercisable as of December 31, 1999.

9.   INCOME TAXES
     ------------

The provision (benefit) for income taxes for the years ended December 31, 1997, 1998 and 1999 consists of the following (in thousands):

                                                                   1997             1998              1999
                                                              -------------     -------------    -------------
         Current:
              Federal                                         $       2,146     $       5,821    $       8,887
              State                                                     126               765            1,388
         Deferred:
              Federal                                                   307             1,044             (402)
              State                                                      23               223              (60)
                                                              -------------     -------------    -------------
                                                              $       2,602     $       7,853    $       9,813
                                                              =============     =============    =============

Total provision for income taxes differed from the amount computed by applying the U.S. Federal income tax rate of 35% to earnings before taxes and extraordinary charge as a result of the following (in thousands):


                                                                   1997             1998              1999
                                                              -------------     -------------    -------------
         Federal tax at statutory rate                        $       2,826     $       7,233    $       9,038

         State income taxes, net of federal income tax
                  benefit                                               422               687              899
         Change in valuation allowance                                 (992)            -               (1,216)
         Amortization of nondeductible service agreement
                  rights                                                209               188            1,345
         Accretion of future premiums receivable                       (171)             (291)            (347)
         Other                                                          308                36               94
                                                              -------------     -------------    -------------
         Total provision for income taxes                     $       2,602     $       7,853    $       9,813
                                                              =============     =============    =============


Deferred income tax assets (liabilities) reflect net tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In connection with acquisitions in 1998 and 1999, the Company recorded certain net operating loss carryforwards ("NOLs") and other deferred income tax assets and liabilities, net of a valuation allowance, through purchase accounting. These NOLs begin to expire in 2012. Significant components of the Company's net deferred tax asset (liability) are as follows (in thousands):

                                                                                December 31,
                                                                           1998              1999
                                                                       -------------    -------------
         Current deferred tax assets (liabilities)
              Operating loss carryforwards                             $       3,006    $         485
              Non-deductible accrued expenses                                    295               52
                                                                       -------------    -------------
                                                                               3,301              537
              Valuation allowance                                             (1,095)           -
                                                                       --------------   -------------
                                                                               2,206              537
                                                                       --------------   -------------
         Non-current deferred tax assets (liabilities)
              Property and equipment, principally due to
                  differences in depreciation                                   (300)          (1,397)
              Service agreement rights                                        (2,024)          (1,867)
              Operating loss carryforwards                                     -                5,152
              Non-deductible accrued expenses                                  -                1,220
              Other                                                             (548)            (698)
                                                                       -------------    --------------

                                                                              (2,872)           2,410
                                                                       --------------   -------------
         Valuation allowance                                                   -               (1,417)
                                                                       -------------    --------------
                                                                              (2,872)             993
                                                                       --------------   -------------
         Net deferred tax asset (liability)                            $        (666)   $       1,530
                                                                       ==============   =============

10.  CHANGE IN ACCOUNTING ESTIMATE
     -----------------------------

Effective July 1, 1998, the Company changed its estimate with respect to the estimated life of its service agreement rights intangible assets to conform to industry standards. All existing and future service agreement rights intangible assets will be amortized over a period not to exceed 25 years from the inception of the respective service agreements. Had the Company adopted this policy at the beginning of 1997, amortization expense would have increased by approximately $221,000 resulting in a decrease in diluted earnings per share of $0.01 for the year ended December 31, 1997. On the same basis, amortization expense for the year ended 1998 would have increased by approximately $480,000 resulting in a decrease in diluted earnings per share of $0.01.

11.  EXTRAORDINARY CHARGE
     --------------------

On December 17, 1998, the Company replaced its then existing credit facility with a new revolving credit facility (see Note 7). In connection with this transaction, the Company wrote off the unamortized deferred financing costs relating to the prior credit facility. The resulting extraordinary charge amounted to approximately $611,000, net of applicable income taxes of approximately $375,000.

12.  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
     ---------------------------------------------------------

As of December 31, 1998 and 1999, the fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, due to medical groups and accrued expenses approximated their carrying value because of the short maturities of those financial instruments. The fair value of the Company's long term debt and capital leases also approximates their carrying value since the related notes bear interest at current market rates.

As of December 31, 1998 and 1999, the fair value of the Company's convertible subordinated notes payable approximates its carrying value based on consideration of the terms of the conversion features, the current market price for the Company's common stock, and the interest rates on the notes as compared to current market rates.

13.  SEGMENT REPORTING
     -----------------

The Company has two operating segments: the management of medical groups and provision of capitation and medical management services to IPA networks. However, since the management of IPA networks represents less than 10% of the Company's revenue and assets, the Company's consolidated financial statements approximate the operations and assets of the medical group management segment. The Company regularly reviews the operating results of each of the different medical groups. However, since each of the medical groups have similar economic characteristics, the Company has aggregated all of the medical groups into one reporting segment.

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

14.      EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) retirement plan (the "Plan") covering substantially all employees. Participants may make voluntary contributions to the Plan up to 15% of their compensation, as defined. Company contributions vary by subsidiary and may include a matching contribution of 0% to 4.5% of the participant's contributions and a discretionary contribution as a percentage of the participant's compensation. The Plan was adopted in late 1997 and the Company's expense during that period was minimal. The Company recognized expense of $1.5 million and $1.9 million related to the Plan in 1998 and 1999, respectively.

15.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Leases

Operating leases generally consist of short-term leases for medical practice office space, medical practice equipment, corporate office space, and corporate equipment. Lease expense amounted to approximately $7.1 million, $17.3 million and $28.7 million for the years ended 1997, 1998, and 1999, respectively.

The following is a schedule of future minimum lease payments under noncancelable operating leases as of December 31, 1999 (in thousands).

                    2000                  $           20,791
                    2001                              20,077
                    2002                              17,943
                    2003                              15,822
                    2004                              14,246
                    Thereafter                        27,140
                                          ------------------
                                          $          116,019
                                          ==================

Litigation

The Company is subject to various claims and legal actions that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

Insurance

The Company and the medical groups are insured with respect to medical malpractice risks on a claims- made basis. Management is not aware of any claims against the Company or the medical groups that might have a material impact on the Company's financial position or results of operations.

16.  SUBSEQUENT EVENT
     ----------------

In January 2000, the Company entered into a two-stage transaction in which the Company will issue 550,000 of convertible preferred stock to affiliates of Goldman, Sachs & Co. for aggregate gross proceeds of $55 million ("the Goldman Sachs Transaction"). The first stage of the transaction, which was completed in January 2000, involved the issuance of $16 million principal amount of senior subordinated notes and 1,250,000 shares of the Company's common stock for $16 million. In the second stage, which is expected to be completed in April 2000, the investors will exchange the notes, common stock, and an additional $39 million for 550,000 shares of the Company's convertible preferred stock, bringing the total investment to $55 million. The convertible preferred stock has a liquidation preference of $100 per share and is convertible into shares of the Company's common stock at a conversion price of $3.25 per share, subject to adjustment in accordance with customary anti-dilution provisions.

In connection with the completion of the second stage of the Goldman Sachs Transaction, the Company will expand its credit facility by up to $65 million. This expansion is expected to come in the form of a combination of additional revolving credit commitments and six year secured term loans.