Form 10-K/A
PROMEDCO MANAGEMENT CO
filed 2000-05-01
CIK 1011630

================================================================================
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

         As of February 17, 2000, there were 22,479,239 shares of our common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         This amendment is being filed to provide the information called for by Items 10 through 13 of the Annual Report on Form 10-K of ProMedCo Management Company for the year ended December 31, 1999.

================================================================================

                  Part III

Item 10.  Directors and Executive Officers of the Registrant

         The Company's Articles of Incorporation and Bylaws provide for the division of the Board of Directors into three classes, designated Class I, Class II, and Class III, with staggered terms of three years. The terms of Class I, Class II, and Class III Directors expire in 2001, 2002, and 2003, respectively.

         The Board currently consists of eight members. James F. Herd, M.D. and Charles J. Buysse, M.D. are Class I Directors, David T. Bailey, M.D., Jack W. McCaslin and Sanjeev K. Mehra are Class II Directors, and H. Wayne Posey, Richard E. Ragsdale and E. Thomas Chaney are Class III Directors.

Directors

         The following are the current members of the Board of Directors:


                                                                                                       Director
Name                                                Age              Position                            Class

H. Wayne Posey(1)(2)...............................  61   Chairman, President, Chief
                                                            Executive Officer and Director                III
Richard E. Ragsdale(1)(2)(3).......................  56   Director                                        III
David T. Bailey, M.D.(4)...........................  54   Director                                        II
Charles J. Buysse, M.D.............................  59   Director                                         I
E. Thomas Chaney(1)(2)(3)..........................  57   Director                                        III
James F. Herd, M.D.................................  64   Director                                         I
Jack W. McCaslin(4)................................  60   Director                                        II
Sanjeev K. Mehra...................................  41   Director                                        II

(1)   Member of Executive Committee
(2)   Member of Compensation Committee
(3)   Member of Option Committee
(4)   Member of Audit Committee

         H. Wayne Posey, a co-founder of the Company, has been the President, Chief Executive Officer, and a Director of the Company since its inception and Chairman of its Board of Directors since December 1998. Mr. Posey was a healthcare consultant from 1975 until 1994, most recently as the principal in charge of the healthcare services division of McCaslin & Company, P.C. Mr. Posey was employed by Hospital Affiliates International, Inc. ("HAI"), a publicly owned hospital management company, from 1970 until 1975, holding the positions of Controller, Vice President and Controller, and Senior Vice President of Operations, and he also served on HAI's Board of Directors and Executive Committee. He has also served as a director of InterDent, Inc. (formerly Gentle Dental Services Corporation), a publicly held dental practice management company since 1996.

         Richard E. Ragsdale, a co-founder of the Company, served as the Chairman of its Board of Directors from its inception until December 1998. He is currently Chairman of the Board's Executive Committee. He was also a co-founder and served as the Chairman of the Board of Directors of Community Health Systems, Inc. ("CHS"), a non-urban hospital management company, from its inception in 1985 until his retirement in 1998, and has been a director of The RehabCare Group, Inc., a publicly owned rehabilitation services management company, since 1993.

         David T. Bailey, M.D. has served as a Director of the Company since January 1996. Dr. Bailey also serves as President of Abilene Diagnostic Clinic, P.L.L.C., a ProMedCo affiliated physician group. Dr. Bailey is Board Certified with the American Board of Family Practice and has been a full-time practicing family physician since 1973. He has served as Chairman of the Department of Family Practice both at Hendrick Medical Center and Abilene Regional Hospital in Abilene. He has been appointed to chair a committee to develop the transition of health care for the military to private medicine. He also served as Chairman of the Board of Trustees at Abilene Christian Schools from 1983 to 1994. He is presently serving as Chairman of the medical section at Abilene Regional Medical Center and is a member of the patient/physician advocacy committee for the Texas Medical Association.

         Charles J. Buysse, M.D. has been in the private practice of medicine in Naples, Florida, since 1975. He is past President of Naples Medical Center, P.A., a ProMedCo affiliated physician group, and has been a Director of the Company since November 1997.

         E. Thomas Chaney served as President and Chief Executive Officer of CHS, which he co-founded in 1985, until his retirement in 1997. A co-founder of the Company, he has served as a Director since its inception and is a member of the Board's Executive Committee.

         James F. Herd, M.D. has been in private practice in obstetrics and gynecology in Fort Worth, Texas since 1968. During 1994, he was the President of the Tarrant County Medical Society. From 1986 to 1990, he served as Chief and Vice Chief of Staff of Harris Methodist Hospital in Fort Worth. He has been a Director of the Company since its inception in July 1994.

         Jack W. McCaslin has been the managing principal of McCaslin & Company, P.C., a public accounting and consulting company in Fort Worth, Texas and its predecessor, McCaslin, Wright & Greenwood, P.C. since 1983. He has served as a Director of the Company since its inception.

         Sanjeev K. Mehra is a Managing Director of Goldman, Sachs & Co. in the Principal Investment Area. He joined Goldman Sachs in 1986. He is a member of Goldman Sachs' Principal Investment Area Investment Committee. Mr. Mehra serves on the Boards of Directors of, Madison River Telephone Company, L.L.C., and several privately held companies on behalf of Goldman Sachs. He holds a B.A. from Harvard University and an M.B.A. from the Harvard Graduate School of Business Administration.

Item 11.  Executive Compensation

         The following table sets forth the compensation earned in the years ended December 31, 1997, 1998 and 1999 by the Chief Executive Officer and the four most highly compensated executive officers whose individual remuneration exceeded $100,000 for 1999 (the "Named Executive Officers").

                           Summary Compensation Table

                                                                                                 Long-Term
                                                                                               Compensation
                                                              Annual Compensation                 Awards
                                                                                  Other         Securities
Name and Principal                                                               Annual         Underlying        All other
Position                                 Year      Salary        Bonus        Compensation        Options      Compensation(1)
--------------                           ----    -----------  -----------     ------------      -----------     --------------
H. Wayne Posey........................   1999    $   450,000  $   18,570(2)   $    -                375,000     $    16,773
Chairman, President and CEO              1998        332,150     199,290(3)        -                300,000          34,102
                                         1997        327,383           -           -                 50,000          26,152

Dale K. Edwards.......................   1999        215,500      67,135(2)        -                120,000             -
Senior Vice President--Development       1998        205,000     132,000(3)        -                 50,000             -
                                         1997        176,667      16,431           -                 80,000             -

Charles W. McQueary...................   1999        215,534           -           -                     -              -
Senior Vice President--Operations        1998        205,000      61,500(3)        -                     -              -
                                         1997        104,583      25,000(4)        -                200,000             -

Robert M. Sontheimer (5)..............   1999        247,000     180,000(2)        -                 50,000             477
Senior Vice President--Managed Care      1998        240,000      72,000(3)        -                     -              374
                                         1997         19,068           -           -                     -              -

Gregory A. Wagoner, M.D. (5)..........   1999        196,308           -           -                 90,000             -
                                         1998        175,000      36,000(3)        -                     -              -
                                         1997         12,308           -           -                     -              -


(1) For 1999, reflects payment of professional fees for estate planning in the amount of $12,352 and automobile allowance of $4,420 for Mr. Posey and payment of an automobile allowance in the amount of $477 for Mr. Sontheimer. For 1998, reflects payment of professional fees for estate planning in the amount of $23,768 and automobile allowance of $10,334 for Mr. Posey and payment of an automobile allowance in the amount of $374 for Mr. Sontheimer. For 1997, reflects payment of professional fees for estate planning in the amount of $26,152 for Mr. Posey.
(2)  Reflects bonus earned in 1999 and paid in 2000.
(3)  Reflects bonus earned in 1998 and paid in 1999.
(4)  Reflects bonus earned in 1997 and paid in 1998.
(5) The Company employed Mr. Sontheimer and Dr. Wagoner in December 1997 in connection with the acquisition of Health Plans, Inc., now PMC Medical Management.

                        Option Grants in Fiscal Year 1999

                                                  Individual Grants                        Potential Realizable
                                               Percent of                                    Value at Assumed
                                Number of     Total Options                                   Annual Rates of
                                 Shares        Granted to                                       Stock Price
                               Underlying       Employees       Exercise                     Appreciation for
                                 Options     in Fiscal Year      Price      Expiration        Option Term(2)
Name                           Granted(1)         1998         Per Share       Date           5%            10%
----                           ----------         ----         ---------       ----     ------------   --------
H. Wayne Posey.................   375,000          37.2%       $   5.31       01/22/09  $  1,252,286   $  3,173,540
Dale K. Edwards................   120,000          11.9%           5.31       01/22/09       400,732      1,015,533
Charles W. McQueary............    -                0.0%             -           -             -               -
Robert M. Sontheimer...........    50,000           5.0%           5.31       01/22/09       166,972        423,139
Gregory Wagoner................    20,000           2.0%           5.31       01/22/09        66,789        169,255


(1) Represents options to purchase Common Stock granted pursuant to the 1994 and 1996 Stock Option Plans. Options generally are exercisable in 20% increments, commencing one year after the date of grant.

(2) Based upon the market price of the Common Stock on the date the option was granted and on annual appreciation of such value, through the expiration date of such options, at the stated rates. These amounts represent assumed rates of appreciation only and may not necessarily be achieved. Actual gains, if any, depend on the future performance of the Common Stock, as well as the continued employment of the Named Executive Officers for the full term of the options.

                       Aggregated Option Exercises in 1999
                and Warrant/Option Values as of December 31, 1999


                               Number of                          Number of                   Value of Unexercised
                                Shares                     Underlying Unexercised                 In-the-Money
                               Acquired                      Warrants/Options at               Warrants/Options at
                                  on          Value           December 31, 1999               December 31, 1999 (1)
Name                           Exercise     Realized   Exercisable       Unexercisable    Exercisable    Unexercisable
----                         -----------  -----------  -----------       -------------    -----------    -------------
H. Wayne Posey................     -       $    -             696,971          645,000  $   1,107,389     $     -
Dale K. Edwards...............    40,000      178,320         106,000          224,000          -               -
Charles W. McQueary...........     -            -              80,000           20,000          -               -
Robert M. Sontheimer..........     -            -               -               50,000          -               -
Gregory Wagoner...............     -            -              10,000           35,000          -               -

---------------

(1) Based upon the closing sale price of the Company's Common Stock of $2.94 share as reported on the NASDAQ National Market on December 31, 1999 less the exercise price of the options.

Employment and Termination Agreements

         The Company has entered into employment agreements with Messrs. Posey, Edwards, Sontheimer, McQueary, and Wagoner to serve in their respective current positions. The agreement with Mr. Posey, which expires February 15, 2004, currently provides for an annual base salary of $500,000, plus an annual bonus based upon the achievement of certain operating goals. In the event Mr. Posey's employment is terminated without cause or there is a "change in control" of the Company (as defined in his employment agreement), Mr. Posey is entitled to receive severance benefits equal to the present value of 36 months of his salary, bonus, and certain other benefits.

         The employment agreement with Mr. Edwards automatically renews in November of each year and currently provides for an annual base salary of $230,000. In addition, the agreement with Mr. Edwards provides for an annual bonus based upon the achievement of certain operating goals. Mr. McQueary's agreement automatically renews in April of each year and currently provides for an annual base salary of $225,000 and an annual bonus based upon the achievement of certain operating goals. Mr. Sontheimer's agreement, which expires in December 2000 (subject to certain renewal provisions), currently provides for an annual base salary of $260,000 and an annual bonus based upon the achievement of certain operating goals. Dr. Wagoner's agreement, which expires in December 2000 (subject to certain renewal provisions), currently provides for an annual base salary of $200,850 and an annual bonus based upon the achievement of certain operating goals. Each of Messrs. Edwards, Sontheimer, McQueary and Wagoner's contracts include a provision that in the event of a termination without cause or a change in control of the Company, the individual is entitled to receive his/her base salary and average bonus through the later of the expiration of the agreement or periods ranging from six to twelve months, depending on the individual agreement.

Director Compensation

         Members of the Board of Directors receive no cash compensation in their capacities as Directors. Each Director not employed by the Company is granted options annually to purchase 2,000 shares of Common Stock at an exercise price equal to the fair market value of such stock on the date of grant, exercisable in annual increments of 20%. Each such Director who is newly appointed or newly elected to the Board of Directors will in addition be granted options to purchase 5,000 shares of Common Stock upon the same terms. All Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof and for other expenses incurred in their capacity as Directors.

         The Company has entered into five-year consulting agreements with Messrs. Ragsdale and Chaney, providing for annual compensation of $60,000 and $36,000, respectively, under which Messrs. Ragsdale and Chaney provide strategic and financial advisory services to the Company. Compensation under such agreements is paid to Messrs. Ragsdale and Chaney in their capacities as consultants to the Company and not as Directors. The Company believes that the terms of the arrangements, which were determined through negotiation among the Company's founders, are as favorable as might have been obtained from non-affiliated persons.

Compensation Committee Interlocks

         The Company's Compensation Committee is comprised of Messrs. Posey, the Company's Chief Executive Officer, Ragsdale and Chaney. See "--Employment and Termination Agreements," "--Director Compensation" and "Item 13 - Certain Relationships and Related Transactions."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 1, 1999 by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) each Director of the Company,
(iii) each Named Executive, and (iv) all Directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the address of each stockholder is: c/o ProMedCo Management Company, 801 Cherry Street, Suite 1450, Fort Worth, Texas 76102.


                                                                                       Shares Beneficially
Number and Address                                                                          Owned(1)
of Beneficial Owner                                                                   Number         Percent
H. Wayne Posey.................................................................       1,760,721         7.4%
Richard E. Ragsdale(2).........................................................       2,258,640         9.4%
David T. Bailey, M.D...........................................................          54,045         *
Charles J. Buysse, M.D.........................................................           5,797         *
E. Thomas Chaney...............................................................       1,115,180         4.7%
James F. Herd, M.D.............................................................         155,420         *
Jack W. McCaslin...............................................................         378,352         1.6%
Robert D. Smith................................................................         114,250         *
Robert M. Sontheimer...........................................................         346,642         1.5%
Sanjeev K. Merhra(3)...........................................................               -         -
Charles W. McQueary............................................................          87,500         *
Dale K. Edwards................................................................          73,660         *
Deborah A. Johnson.............................................................          17,500         *
Gregory A. Wagoner.............................................................          14,843         *
Wellington Management Company, LLP(4)..........................................       1,965,000         8.5%
T. Rowe Price Associates(5)....................................................       1,586,500         6.9%
The Goldman Sachs Group, Inc.(6)...............................................       1,250,000         5.4%
All Directors and executive officers as a group (14 persons)...................       6,382,556        25.0%

*    Less than 1%

(1) Includes shares issuable upon the exercise of options that are exercisable within 60 days of the date of this Proxy Statement. The shares underlying such options are deemed to be outstanding for the purpose of computing the percentage of outstanding stock owned by such persons individually and by each group of which they are a member, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(2) This amount includes 15,000 shares owned by Mr. Ragsdale's spouse and 50,000 shares owned by the Ragsdale Unified Credit Trust, as to which Mr. Ragsdale disclaims beneficial ownership.
(3) Mr. Mehra, who is a Managing Director of Goldman, Sachs & Co., disclaims beneficial ownership of the shares owned by The Goldman Sachs Group, Inc. and its affiliates, except to the extent of his pecuniary interest therein, if any.
(4) Based upon an amendment to a Schedule 13G filed with the Commission on February 11, 2000. The stockholder has sole investment and voting power with respect to none of such shares, shared voting power with respect to 945,000 of such shares, and shared investment power with respect to all of such shares. The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.
(5) Based upon a Schedule 13G filed with the Commission on February 3, 2000. The stockholder has sole investment and voting power with respect to all of such shares. The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.
(6) Represents shares owned by certain investment partnerships and a limited liability company, of which Goldman Sachs or affiliates of Goldman Sachs or The Goldman Sachs Group, Inc. ("GS Group") are the general partner, managing partner, manager or investment manager. Consists of 928,994 shares held of record by GS Capital Partners III, L.P., 255,391 shares held of record y GS Capital Partners III Offshore L.P., 42,888 shares held of record by Goldman, Sachs & Co. Verwaltungs GmbH, and 22,727 shares held of record by Stone Street Fund 2000, L.L.C. GS Group and Goldman Sachs disclaim beneficial ownership of the shares owned by the investment partnerships and the limited liability company to the extent attributable to partnership or membership interests therein held by persons other than GS Group, Goldman Sachs and their affiliates. Each of the investment partnerships and the limited liability company shares voting and investment power with certain of its respective affiliates. The address of GS Group is 85 Broad Street, New York, New York 10004.

Item 13.  Certain Relationships and Related Transactions

         In May 1997, the Company lent $600,000 to H. Wayne Posey, its President, Chief Executive Officer and a Director of the Company. The loan, which accrued interest at 6.5% per annum, was repaid in March 1998.

         In August 1998, the Company lent $2.0 million to H. Wayne Posey, its President, Chief Executive Officer and a Director of the Company. Beginning in August 2003, the loan will be repaid in annual installments of $200,000 plus accrued interest of 7.0%, with the remaining balance due in August 2008. This loan is secured by a pledge of warrants, with an exercise price of $1.25, for up to 620,665 shares of the Company's common stock.

         In June 1999, Jack W. McCaslin, a Director of the Company, exercised an outstanding Warrant for 228,504 shares of the Company's Common Stock which the Company sold out of treasury.

         In April 1999, David T. Bailey, M.D., a Director of the Company, sold 19,402 shares of the Company's Common Stock to the Company.

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