Form 10-Q
period 2000-03-31
PROMEDCO MANAGEMENT CO
filed 2000-05-15
CIK 1011630

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

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

                                                         Outstanding at

                Class of Common Stock                    April 30, 2000
                   $.01 par value                       22,251,813 shares


================================================================================

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                            No.

Part I. Financial Information

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets

                      March 31, 2000 and December 31, 1999                    2

                  Condensed Consolidated Statements of Operations

                      Three Months Ended March 31, 2000 and 1999              3

                  Condensed Consolidated Statements of Cash Flows

                      Three Months Ended March 31, 2000 and 1999              4

                  Notes to Condensed Consolidated Financial Statements        5

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   9

Part II. Other Information

         Item 2. Changes in Securities and Use of Proceeds                   14

         Item 6. Exhibits and Reports on Form 8-K                            14

Signatures                                                                   15

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (All amounts are expressed in thousands)

                                                                             March 31, 2000         December 31,
                                                                               (Unaudited)              1999
                                     ASSETS
Current assets:
         Cash and cash equivalents                                             $        5,637      $          7,625
         Accounts receivable, net                                                      69,548                63,811
         Management fees receivable                                                    13,553                 9,905
         Due from affiliated medical groups                                            10,377                13,337
         Deferred tax benefit                                                             547                   537
         Prepaid expenses and other current assets                                     18,130                16,102
                                                                               --------------      ----------------
                  Total current assets                                                117,792               111,317
                                                                               --------------      ----------------
Property and equipment, net                                                            23,871                24,352
Intangible assets, net                                                                237,266               227,006
Long-term receivables                                                                  50,158                50,355
Deferred income taxes                                                                     605                   993
Other assets                                                                           10,200                 5,290
                                                                               --------------      ----------------
                  Total assets                                                 $      439,892      $        419,313
                                                                               ==============      ================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                      $        5,193      $          6,418
         Payable to affiliated medical groups                                          13,483                10,297
         Accrued salaries, wages and benefits                                           7,812                 7,578
         Accrued purchased medical services                                            10,392                 9,722
         Accrued expenses and other current liabilities                                 6,509                 7,321
         Current maturities of long-term debt                                          17,521                11,463
         Current portion of obligations under capital leases                              414                   476
         Current portion of deferred purchase price                                     3,050                 2,293
         Income taxes payable                                                           5,296                 3,643
                                                                               --------------      ----------------
                  Total current liabilities                                            69,670                59,211
                                                                               --------------      ----------------
Long-term debt, net of current maturities                                             137,541               149,674
Obligations under capital leases, net of current portion                                  253                   343
Deferred purchase price, net of current portion                                        17,399                17,592
Convertible subordinated notes payable                                                 24,994                 9,484
Other long-term liabilities                                                               800                   378
                                                                               --------------      ----------------
                  Total liabilities                                                   250,657               236,682
                                                                               --------------      ----------------
Stockholders' equity:
         Common stock                                                                     230                   219
         Additional paid-in capital                                                   159,805               156,106
         Common stock to be issued                                                         90                    90
         Treasury stock                                                                (2,964)               (2,865)
         Stockholder notes receivable                                                    (250)                 (250)
         Retained earnings                                                             32,324                29,331
                                                                               --------------      ----------------
                  Total stockholders' equity                                          189,235               182,631
                                                                               --------------      ----------------
                  Total liabilities and stockholders' equity                   $      439,892      $        419,313
                                                                               ==============      ================



    The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
   (All amounts are expressed in thousands, except for earnings per share)



                                                                                      Three Months Ended
                                                                                           March 31,

                                                                                  2000                  1999
Net revenue                                                                    $       94,351      $         73,092

Operating expenses:
         Clinic salaries and benefits                                                  31,816                25,706
         Clinic rent and lease expense                                                  8,081                 6,246
         Clinic supplies                                                               10,402                 8,589
         Purchased medical services                                                    17,350                11,912
         Other clinic costs                                                            11,990                 8,819
         General corporate expenses                                                     2,540                 2,010
         Depreciation and amortization                                                  3,839                 2,776
         Interest expense                                                               3,173                 1,011
                                                                               --------------      ----------------
                  Total                                                                89,191                67,069
                                                                               --------------      ----------------
Income before provision for income taxes                                                5,160                 6,023

Provision for income taxes                                                              2,167                 2,289
                                                                               --------------      ----------------
Net income                                                                     $        2,993      $          3,734
                                                                               ==============      ================
Earnings per share:
         Basic                                                                 $         0.14      $           0.17
                                                                               ==============      ================
         Diluted                                                               $         0.13      $           0.16
                                                                               ==============      ================

Weighted average number of common shares outstanding:
         Basic                                                                         22,076                21,457
                                                                               ==============      ================
         Diluted                                                                       24,008                23,740
                                                                               ==============      ================












   The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                       (All amounts are expressed in thousands)


                                                                                      Three Months Ended
                                                                                           March 31,

                                                                                  2000                  1999
Cash flows from operating activities:

     Net income                                                                $        2,993     $           3,734

     Adjustments to reconcile net income to net cash provided by operating activities (net of effects of purchase transactions):
         Depreciation and amortization                                                  3,839                 2,776
         Provision for deferred income taxes                                              378                   458
         Changes in assets and liabilities:
              Accounts receivable, net                                                 (7,811)               (2,588)
              Management fees receivable                                               (3,723)                1,026
              Due from affiliated medical groups                                        3,787                   723
              Prepaid expenses and other assets                                        (1,586)               (1,164)
              Accounts payable                                                           (833)               (1,004)
              Payable to affiliated medical groups                                      3,099                  (239)
              Accrued expenses and other liabilities                                    2,444                (1,434)
                                                                               ---------------        --------------
Net cash provided by operating activities                                               2,587                 2,288
                                                                               ---------------        --------------
Cash flows from investing activities:

     Purchases of property and equipment                                               (1,626)               (1,098)
     Purchases of clinic assets, net of cash acquired                                  (9,345)              (36,961)
     Increase in notes receivable                                                        (827)                 (561)
                                                                               ---------------        --------------
Net cash used in investing activities                                                 (11,798)              (38,620)
                                                                               ---------------        --------------
Cash flows from financing activities:

     Borrowings under long-term debt                                                   27,827                38,031
     Payments on long-term debt                                                       (22,030)                  (19)
     Payments on capital lease obligations                                               (152)                 (157)
     Payment of deferred financing costs                                               (1,471)                -
     Proceeds from issuance of common stock, net                                        3,674                    18
     Purchase of treasury shares                                                         (625)                 (169)
     Collection of stockholder note receivable                                          -                       120
                                                                               ---------------        --------------
Net cash provided by financing activities                                               7,223                37,824
                                                                               ---------------        --------------
(Decrease) increase in cash and cash equivalents                                       (1,988)                1,492

Cash and cash equivalents, beginning of period                                          7,625                13,871
                                                                               ---------------        --------------
Cash and cash equivalents, end of period                                       $        5,637         $      15,363
                                                                               ===============        ==============
Supplemental disclosure of cash flow information
     Cash paid during the period for -
         Interest expense                                                      $        2,867         $       1,787
         Income taxes                                                          $        1,799         $       1,965



   The accompanying notes are an integral part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation/Principles of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures herein are adequate to prevent the information presented from being misleading. The foregoing financial information, not audited by independent public accountants, reflects, in the opinion of the Company, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of the operations for the entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Common stock to be issued is assumed to be common stock outstanding and is included in the weighted average number of common shares outstanding for the basic EPS calculation. Diluted EPS includes the options, warrants, and other potentially dilutive securities that are excluded from basic EPS using the treasury method to the extent that these securities are not anti-dilutive. For the three-month period ending March 31, 2000, approximately
2.9 million of stock options were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

Net Revenue

Net revenue represents total revenue reduced by amounts paid to medical groups. The amounts paid to medical groups (typically 80-85% of the medical group's operating income) represents amounts paid to the groups pursuant to the service agreements between the Company and the groups and primarily consists of the cost of the services of the group's physicians. Under the service agreements, the Company provides each medical group with the facilities and equipment used in its medical practice, assumes responsibility for the management of the operations of the practice, and employs substantially all of the non-provider personnel.

Net revenue is detailed as follows (in thousands):

                                                  Three Months Ended March 31,
                                                        2000         1999
         Total revenue                           $    132,007    $    106,784
         Less- Amounts paid to medical groups         (37,656)        (33,692)
                                                 -------------   -------------
         Net revenue                             $     94,351    $     73,092
                                                 =============   =============

Revenue consists primarily of billings and charges to patients, third party payors and others and payments received under capitated contracts for professional and ancillary services rendered. Total revenue also includes amounts earned for other services rendered, including contract billing; medical directorships; interim management; strategic and financial planning and management consulting. Revenue is recorded at the estimated realizable amounts, net of contractual and other adjustments. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for third party settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as the final settlements are determined. There are no material claims, disputes, or other unsettled matters that exist to management's knowledge concerning third party reimbursements. In addition, management believes there are no retroactive adjustments that would be material to the Company's financial statements.

2.       ACQUISITIONS:

Through March 31, 2000 and during 1999, the Company, through its wholly owned subsidiaries, acquired certain operating assets of the following medical clinics:


                     Medical Group                         Date                             Location
2000:    First Choice Medical (a)                    January 2000                       Flower Mound, TX

1999:    El Paseo Medical Center                     January 1999 (b)                   Las Cruces, NM
         Boca Raton Medical Associates               February 1999 (c)                  Boca Raton, FL
         Medical Office Services                     May 1999                           Flagstaff, AZ
         Family Care Center of Indiana               May 1999                           Dyer, IN
         MedGroup                                    August 1999                        Prescott, AZ
         Horizon Medical Group                       October 1999 (d)                   Columbus, GA


(a)           The  physicians  of  First  Choice   Medical   combined  with  the
              HealthFirst Medical Group, which had previously affiliated with the Company in June 1996.

(b)           The Company  operated El Paseo  Medical  Center  under a long-term
              service  agreement   effective   December  1,  1998.  The  Company
              completed its acquisition in January 1999.

(c) The Company operated Boca Raton Medical Associates under an interim service agreement effective October 1, 1998. The Company completed its acquisition in February 1999, and entered into a long-term service agreement effective February 1, 1999.

(d) The Company operated Horizon Medical Group under an interim service agreement effective July 1, 1998. The Company completed its acquisition in October 1999, and entered into a long-term service agreement effective October 1, 1999.

Effective August 1, 1999, the Company, through a wholly owned subsidiary, completed its acquisition of Primergy, Inc., ("Primergy"). Based in Kingston, New York, Primergy is a medical network management company that owns and operates five IPAs in the Hudson Valley of New York and has under contract more than 1,000 physicians.

These acquisitions were accounted for as purchases, and the accompanying condensed consolidated financial statements include the results of their operations from the dates of their respective acquisitions. Purchase price allocations to tangible assets acquired and liabilities assumed are based on the estimated fair values at the dates of acquisitions and are subject to final revisions. Simultaneous with each medical group acquisition, the Company entered into a long-term service agreement with the related medical group. The service agreements are typically 40 years in length.

The following unaudited pro forma information reflects the effect of acquisitions of medical groups and Primergy on the consolidated results of operations of the Company had the acquisitions occurred at January 1, 1999. Future results may differ substantially from pro forma results and cannot be considered indicative of future results (in thousands).

                                                       Three Months Ended
                                                     2000               1999

         Net revenue                              $   94,351         $  85,208
                                                  ==========         =========
         Net income                               $    2,993         $   3,863
                                                  ==========         =========
         Earnings per share
                  Basic                           $     0.14         $    0.18
                                                  ==========         =========
                  Diluted                         $     0.13         $    0.16
                                                  ==========         =========
         Weighted average number of
            common shares outstanding
                  Basic                               22,076            21,707
                                                  ==========         =========
                  Diluted                             24,008            23,443
                                                  ==========         =========

The pro forma net income for the three months ended March 31, 2000, is less than the amount for the same pro forma period in 1999 due to increased interest expense from the increase in the overall effective rate on the credit facility of over 1% and the issuance of senior subordinated notes to affiliates of Goldman, Sachs & Co. (see Note 3.) and higher general corporate expenses none of which includes a pro forma adjustment.

3.       LONG-TERM DEBT:

Long-term debt is summarized as follows (in thousands):

                                                    March 31,      December 31,
                                                      2000            1999
  Borrowings under bank credit facility          $      150,000    $   156,000
  Notes payable issued to medical groups                  4,253          4,309
  Other long-term debt                                      809            828
                                                 --------------    -----------
                                                        155,062        161,137
  Less- current maturities                              (17,521)       (11,463)
                                                 --------------    -----------
  Long-term debt, net of current maturities      $      137,541    $   149,674
                                                 ==============    ===========

In January 2000, the Company entered into a two-stage transaction in which the Company will issue 425,000 of convertible preferred stock to affiliates of Goldman, Sachs & Co. for aggregate gross proceeds of $42.5 million ("the Goldman Sachs Transaction"). The first stage of the transaction, which was completed in January 2000, involved the issuance of $16 million principal amount of senior subordinated notes and 1,250,000 shares of the Company's common stock for $16 million. In the second stage, which is expected to be completed in May 2000, the investors will exchange the notes, common stock, and an additional $26.5 million for 425,000 shares of the Company's convertible preferred stock, bringing the total investment to $42.5 million. The convertible preferred stock has a liquidation preference of $100 per share, a dividend rate of 6% and is convertible into shares of the Company's common stock at a conversion price of $2.50 per share, subject to adjustment in accordance with customary anti-dilution provisions. In addition, the Company will issue three-year warrants to purchase up to $12.5 million of 6% convertible preferred stock that is convertible into the Company's common stock at a conversion price of $4.00 per share.

In connection with the completion of the second stage of the Goldman Sachs Transaction, the Company intends to expand its credit facility by up to $25 million. This expansion is expected to come in the form of additional revolving credit and six-year secured term loans. In addition to this initial expansion, the Company may require Goldman Sachs to exercise its warrants if an incremental $25 million of senior debt is obtained prior to December 31, 2000.

4.       SUPPLEMENTAL CASH FLOW INFORMATION:

In the first quarter of 2000, the Company converted approximately $35,000 of convertible subordinated notes payable to a medical group into 3,912 shares of the Company's common stock.

In the first three months of 2000 and 1999, an affiliated medical group surrendered 39,700 and 19,111 shares, respectively of the Company's common stock as partial payment of an outstanding note balance and accrued interest.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ProMedCo, headquartered in Fort Worth, Texas, is a medical services company that coordinates and manages the delivery of a wide variety of healthcare services in non-urban communities. We believe that these non-urban communities, which have fewer healthcare providers and lower HMO penetration than urban areas, offer an opportunity for us to capture a substantial portion of local healthcare expenditures. To enter these markets, we affiliate with a leading group, establishing a platform from which we can grow our market share by adding ancillary services and providers.

We currently operate in 25 communities throughout the United States, where we are affiliated with medical groups comprised of approximately 840 physicians and 170 mid-level providers. In addition, the Company is associated with approximately 1,850 physicians in associated independent practice association ("IPA") networks.

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

We have also developed alternative affiliation structures that require minimal initial investment and closed one such affiliation in 1999. The related 25-year service agreement gives us a lower percentage of the group's operating income than our typical agreement, but entitles us to 50% of the income from ancillary services added following the initial affiliation date. The service agreement also allows the group to terminate the agreement for any reason at five-year intervals, but only if the group purchases all of the practice assets then owned by us and pays us a multiple of additional cash flows created since the initial affiliation date.

Our net revenue represents total revenue for services rendered (reported at the estimated realizable amounts from patients, third-party payors and others, net of contractual and other adjustments), less amounts paid to the medical groups. The amounts paid to the medical groups, typically 80-85% of the medical groups' operating income, primarily consist of the cost of the services of the groups' physicians. Under our service agreements, we provide each medical group with the facilities and equipment used in its medical practice, assume responsibility for the management of the operations of the clinic and employ substantially all of the non-provider personnel. We do not consolidate the operating results and accounts of the medical groups.

Results of Operations

After beginning operations in our first two communities 1995, we entered five additional communities in 1996, six in 1997, eight in 1998 and four in 1999. In addition to entering new markets, we continuously work to expand our market share through affiliations with additional primary care physicians and specialists and selective additions of ancillary services. Changes in results of operations were caused primarily by expanding into additional communities and same market growth in our existing communities. The following table sets forth the percentages of revenue represented by certain items reflected in our condensed consolidated statements of operations.

                                                           Three Months Ended
                                                            2000         1999
Net revenue                                                 100.0%       100.0%
Operating expenses:

         Clinic salaries and benefits                        33.7         35.2
         Clinic rent and lease expense                        8.5          8.5
         Clinic supplies                                     11.0         11.8
         Purchased medical services                          18.4         16.3
         Other clinic costs                                  12.7         12.1
         General corporate expenses                           2.7          2.7
         Depreciation and amortization                        4.1          3.8
         Interest expense                                     3.4          1.4
                                                        ---------    ---------
Income before provision for income taxes                      5.5          8.2
Provision for income taxes                                    2.3          3.1
                                                        ---------    ---------
Net income                                                    3.2%         5.1%
                                                       ==========    =========
Other Financial Information:
     Total revenue, amounts in thousands (1)            $ 132,007     $106,784

     Payor breakdown (2)
         Commercial and discounted fee-for-service          40.5%         37.6%
         Medicare/Medicaid                                  29.9          28.3
         Capitation                                         16.3          18.4
         Other                                              13.3          15.7
                                                        ---------    ---------
                                                           100.0%        100.0%
                                                        =========    =========

(1) Total revenue represents amounts received for professional and ancillary services and for other services, such as contract billing, medical directorship and interim management. These amounts are recorded at the estimated realizable amounts, net of contractual and other adjustments. Our net revenue represents revenue, reduced by amounts paid to the medical groups.

(2)      As a percentage of total revenue.

Three Months Ended March 31, 2000 Compared With Three Months Ended March 31,
1999

Net revenue increased by 27.3% to $94.4 million for the quarter ended March 31,2000, from $73.1 million for the quarter ended March 31, 1999. Approximately 76.1% of this increase was attributable to communities we entered since April 1, 1999, with the balance coming from communities in which we began operations prior to 1999. Same market growth in net revenue for communities in which we operated for longer than one year was over 10% for the quarter ended March 31, 2000 compared with the quarter ended March 31, 1999.

Overall clinic costs, including purchased medical services, as a percentage of net revenue increased to 84.3% for the quarter ended March 31, 2000, compared to 83.9% for the quarter ended March 31, 1999. Purchased medical services reflect the cost of services required under managed care contracts that are not provided by our medical groups and supplemental services to support incremental ancillary services. The primary reason for the overall increase in clinic expenses as a percentage of net revenue was a change in purchased medical services, which increased to 18.4% as a percentage of net revenue for the first quarter of 2000, compared to 16.3% in the first quarter of 1999. This change resulted from the relative increase in ancillary revenue and the related expenses to provide these services. The increase in purchased medical services was partially offset by decreases, as a percentage of net revenue, in clinic salaries and benefits and clinic supplies which decreased to 33.7% and 11.0%, respectively, in the first quarter of 2000 compared to 35.2% and 11.8%, respectively in the first quarter of 1999.

General corporate expenses as a percentage of net revenue remained constant at 2.7% for the quarter ended March 31, 2000, and for the quarter ended March 31, 1999. While these costs remained constant as a percentage of net revenue, the amount of general corporate expenses increased 26.4% to $2.5 million for the quarter ended March 31, 2000 from $2.0 million for the quarter ended March 31, 1999. This increase in expenses was expected as the Company continued to add management and technology infrastructure. Management expects these increases in amounts to continue as the Company continues to grow.

Depreciation and amortization as a percentage of net revenue increased to 4.1% for the quarter ended March 31,2000, compared to 3.8% for the quarter ended March 31, 1999. This increase resulted primarily from an increase in depreciation due to changes in the mix of our medical groups, with certain of our more recent affiliations having a relatively higher amount of property and equipment.

Net interest expense as a percentage of net revenue increased to 3.4% for the quarter ended March 31, 2000, compared to 1.4% for the quarter ended March 31, 1999. This increase is a result of an overall effective rate on our credit facility was higher in the first quarter of 2000 compared to the first quarter of 1999. In addition, there was an increase interest from the issuance of subordinated notes payable as part of the Goldman Sachs Transaction.

Provision for income taxes reflects an effective rate of 42.0%, which is our estimated effective rate for all of 2000.

Liquidity and Capital Resources

At March 31, 2000, we had working capital of $48.1 million, compared to $52.1 million at December 31, 1999. This decrease in working capital resulted from an increase in borrowings under the credit facility, of which a portion is due in June 2000. Net cash provided by operations for the three months ended March 31, 2000 was $2.6 million. Net income, combined with depreciation and amortization and deferred taxes, a decrease in due from affiliated medical groups and an increases in payable to affiliated physician groups and accrued expenses and other liabilities, provided $16.5 million in cash flows. This was offset by uses of cash of $13.9 million that resulted from increases in accounts receivable, management fees receivable and other assets, and a decrease in accounts payable.

Our accounts receivable increased $7.8 million, net of the effects of purchase accounting since December 31, 1999. The increase is due primarily to the increase in revenues in the first quarter of 1999 compared to the fourth quarter of 1999. For the first quarter of 2000, the number of days in accounts receivable was 47.7 days is a slight increase from the number of days in accounts receivable of 47.2 days for the fourth quarter of 1999. While our days-outstanding compares favorably within the healthcare industry, we continue to focus significant efforts at all of our clinics to continue to improve the collections and the overall business office processes.

We had aggregate cash expenditures for purchases of clinic assets of $9.3 million for the three months ended March 31, 2000. Of this amount, $4.8 million related primarily to deferred payments associated with previously completed acquisitions and $4.5 million related to acquisitions completed in the first three months of 2000. Our capital expenditures amounted to $1.6 million for the three months ended March 31, 2000. Although each of the service agreements with our affiliated medical groups requires us to provide capital for equipment, expansion, additional physicians and other major expenditures, we have not committed a specific amount in advance. Capital expenditures are made based partially upon the availability of funds, the sources of funds, alternative projects and an acceptable return on investment.

In November 1998, we authorized a common stock repurchase program whereby we may repurchase up to $10.0 million of our common stock. During the first three months of 2000, we purchased 43,317 shares at an average price of $2.28 per share.

In January 2000, we entered into a two-stage transaction in which we will issue an aggregate of 425,000 shares of convertible preferred stock to affiliates of Goldman, Sachs & Co. for aggregate gross proceeds of $42.5 million. The first stage of the transaction, which was completed in January 2000, involved the issuance of $16 million principal amount of our senior subordinated notes and 1,250,000 shares of our common stock for $16 million. In the second stage, which is expected to be completed in May 2000, the new investors will exchange the notes, common stock, and an additional $26.5 million for 425,000 shares of our convertible preferred stock, bringing the total investment to $42.5 million. The convertible preferred stock has a liquidation preference of $100 per share and is convertible into shares of our common stock at a conversion price of $2.50 per share, subject to adjustment in accordance with customary anti-dilution provisions. In addition, the Company will issue three-year warrants to purchase up to $12.5 million of 6% convertible preferred stock that is convertible into the Company's common stock at a conversion price of $4.00 per share.

On December 17, 1998, we entered into a new revolving credit facility with a syndicate of banks, to provide for a three-year commitment to fund revolving credit borrowings of up to $125.0 million for acquisitions and general working capital. During 1999, this credit facility was amended and expanded to its current commitment level of $157.5 million. The commitment is comprised of $142.5 million maximum commitment that expires December 17, 2001 and a $15.0 million commitment that expires June 27, 2000. The interest rate is set at our option and varies based on our leverage, as follows: (i) the higher of the federal funds rate plus 0.5% to 1.25% or the prime rate plus 0.0% to 0.75%, or
(ii) the Eurodollar rate plus 1.25% to 2.25%. As of March 31, 2000, the effective interest rate under the credit facility was 8.4%. The credit facility includes certain restrictive covenants, including limitations on the payment of dividends, as well as requirements for the maintenance of certain financial ratios. At the expiration of the revolving credit commitment, we can convert the outstanding balance to a term loan. Upon such conversion, the outstanding balance will be repaid in 5% increments over eight quarters, with the balance due December 17, 2003. The credit facility is secured by substantially all of our assets. In obtaining the credit facility and subsequent amendments, we paid fees and other closing costs of approximately $1.7 million, which has been capitalized in other assets on our consolidated balance sheets and is amortized as an adjustment to interest expense using the effective interest method. As of March 31, 2000, we had $150 million outstanding and $7.0 million available, subject to certain conditions under the agreement.

We had cash and cash equivalents of $5.6 million at March 31, 2000. In addition to this, our principal sources of liquidity at March 31, 2000 were accounts receivable of $69.5 million and availability of $7.0 million under the credit facility. We believe that this, combined with the proceeds from the Goldman Sachs transaction, will be sufficient to meet our working capital needs for at least the next twelve months. Our future acquisition, expansion and capital expenditure programs may, however, require substantial amounts of additional capital resources. To meet the additional capital needs of these programs, we will continue to evaluate alternative sources of financing, including short- and long-term bank indebtedness, additional equity and other forms of financing, the availability and terms of which will depend upon market and other conditions. There can be no assurance that we will be able to obtain additional financing at acceptable terms.

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

along with the uncertainties and other factors described in this report and in our public filings and reports.

Item 2. Changes in Securities and Use of Proceeds

In January 2000, the Company issued 1,250,000 shares of Common Stock to affiliates of Goldman, Sachs & Co. as a private offering. This issuance was exempt from registration under the Securities Act, pursuant to section 4(2) of the Act as it did not involve any public offering.

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

Signature                                                 Title                                    Date
/s/ H. WAYNE POSEY
H. Wayne Posey                                  Chairman, President, Chief Executive         May 15, 2000
                                                Officer, and Director
                                                (Chief Executive Officer)

/s/ ROBERT D. SMITH
Robert D. Smith                                 Senior Vice President - Finance and          May 15, 2000
                                                Chief Financial Officer
                                                (Chief Accounting Officer)