Form 10-Q
period 2000-06-30
PROMEDCO MANAGEMENT CO
filed 2000-08-14
CIK 1011630

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549





                                     FORM 10-Q
(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

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


             801 Cherry Street, Suite 3200
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

                    YES  ( X )                      NO (    )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
                          Class of Common Stock               July 31, 2000
                          ---------------------               -------------
                             $.01 par value                 21,177,148 shares


================================================================================

                   PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                                         INDEX


                                                                                                           Page
                                                                                                            No.
Part I. Financial Information

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets
                      June 30, 2000 and December 31, 1999                                                    2

                  Condensed Consolidated Statements of Operations
                      Three Months and Six Months Ended June 30, 2000 and 1999                               3

                  Condensed Consolidated Statements of Cash Flows
                      Six Months Ended June 30, 2000 and 1999                                                4

                  Notes to Condensed Consolidated Financial Statements                                       5

         Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                  9

Part II. Other Information

         Item 2. Changes in Securities and Use of Proceeds                                                  16

         Item 6. Exhibits and Reports on Form 8-K                                                           16

Signatures                                                                                                  17


                 PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (All amounts are expressed in thousands)

                                                                              June 30, 2000         December 31,
                                                                               (Unaudited)              1999
                                                                           ------------------    ------------------
                                                      ASSETS
Current assets:
         Cash and cash equivalents                                         $            7,103    $            7,625
         Accounts receivable, net                                                      66,046                63,811
         Management fees receivable                                                    16,504                 9,905
         Due from affiliated medical groups                                            14,112                14,758
         Deferred tax benefit                                                             537                   537
         Income tax receivable                                                          1,411                  -
         Prepaid expenses and other current assets                                     16,578                14,681
                                                                           ------------------    ------------------
                  Total current assets                                                122,291               111,317
                                                                           ------------------    ------------------
Property and equipment, net                                                            26,318                24,352
Intangible assets, net                                                                240,299               227,006
Long-term receivables                                                                  51,379                50,355
Deferred income taxes                                                                     565                   993
Other assets                                                                            6,902                 5,290
                                                                           ------------------    ------------------
                  Total assets                                             $          447,754    $          419,313


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                  $            7,690    $            6,418
         Payable to affiliated medical groups                                          11,947                10,297
         Accrued salaries, wages and benefits                                           7,276                 7,578
         Accrued purchased medical services                                             8,795                 9,722
         Accrued expenses and other current liabilities                                 8,803                 7,321
         Current maturities of long-term debt                                           1,156                11,463
         Current portion of obligations under capital leases                              364                   476
         Current portion of deferred purchase price                                     2,659                 2,293
         Income taxes payable                                                            -                    3,643
                                                                           ------------------    ------------------
                  Total current liabilities                                            48,690                59,211
                                                                           ------------------    ------------------
Long-term debt, net of current maturities                                             134,821               149,674
Obligations under capital leases, net of current portion                                  222                   343
Deferred purchase price, net of current portion                                        16,809                17,592
Convertible subordinated notes payable                                                  8,906                 9,484
Other long-term liabilities                                                               814                   378
                                                                           ------------------    ------------------
                  Total liabilities                                                   210,262               236,682
                                                                           ------------------    ------------------

Redeemable convertible preferred stock                                                 51,468                  -
Stockholders' equity:
         Common stock                                                                     220                   219
         Additional paid-in capital                                                   156,586               156,106
         Common stock to be issued                                                         90                    90
         Treasury stock                                                                (2,956)               (2,865)
         Stockholder notes receivable                                                    (250)                 (250)
         Retained earnings                                                             32,334                29,331
                                                                           ------------------    ------------------
                  Total stockholders' equity                                          186,024               182,631
                                                                           ------------------    ------------------
                  Total liabilities and stockholders' equity               $          447,754    $          419,313
                                                                           ==================    ==================


The accompanying notes are an integral part of these financial statements.

                 PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
     (All amounts are expressed in thousands, except for earnings per share)



                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          --------------------------    ---------------------------
                                                             2000           1999            2000           1999
                                                          -----------    -----------    -----------     -----------
Net revenue                                               $    89,785    $    76,021    $   183,336     $   149,113

Operating expenses:
         Clinic salaries and benefits                          31,121         27,277         62,937          52,983
         Clinic rent and lease expense                          8,425          7,134         16,506          13,380
         Clinic supplies                                       10,401          8,970         20,803          17,559
         Purchased medical services                            16,039          9,751         32,589          21,663
         Other clinic costs                                    11,743          9,870         23,733          18,689
         General corporate expenses                             2,939          2,253          5,479           4,263
         Depreciation and amortization                          3,922          3,110          7,761           5,886
         Interest expense                                       3,825          1,266          6,998           2,277
                                                          -----------    -----------    -----------     -----------
                  Total                                        88,415         69,631        176,806         136,700
                                                          -----------    -----------    -----------     -----------

Income before provision for income taxes and
extraordinary charge                                            1,370          6,390          6,530          12,413

Provision for income taxes                                        591          2,428          2,758           4,717
                                                          -----------    -----------    -----------     -----------

Net income before extraordinary charge                            779          3,962          3,772           7,696

Extraordinary charge-loss on extinguishment of debt,
net of benefit from income taxes of approximately $468            647           -               647            -
                                                          -----------    -----------    -----------     -----------

Net income                                                        132          3,962          3,125           7,696

Dividends earned on preferred stock                               122           -               122            -
                                                          -----------    -----------    -----------     -----------

Net income available to common stockholders               $        10    $     3,962    $     3,003     $     7,696
                                                          ===========    ===========    ===========     ===========
Net earnings per share
         Basic
              Income before extraordinary charge          $      0.03    $      0.19    $      0.17     $      0.36
              Extraordinary charge                              (0.03)            -           (0.03)            -
                                                          ----------     -----------    -----------     -----------
                Net income                                $      0.00    $      0.19    $      0.14     $      0.36
                                                          ===========    ===========    ===========     ===========
         Diluted
              Income before extraordinary charge          $      0.03    $      0.18    $      0.15     $      0.34
              Extraordinary charge                             (0.03)            -            (0.03)            -
                                                          -----------    -----------    -----------     -----------
                Net income                                $      0.00    $      0.18    $      0.13     $      0.34
                                                          ===========    ===========    ===========     ===========
Weighted average number of common shares outstanding:
         Basic                                                 22,097         20,867         22,090          21,163
                                                          ===========    ===========    ===========     ===========
         Diluted                                               22,492         22,572         24,846          22,952
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

                      PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                        (All amounts are expressed in thousands)

                                                                                       Six Months Ended
                                                                           ----------------------------------------
                                                                                            June 30
                                                                           ----------------------------------------
                                                                                  2000                  1999
                                                                           ------------------    ------------------
Cash flows from operating activities:
     Net income                                                            $            3,125    $            7,696
     Adjustments to reconcile net income to net cash provided by operating activities (net of effects of purchase transactions):
         Depreciation and amortization                                                  7,761                 5,886
         Provision for deferred income taxes                                              378                   786
         Changes in assets and liabilities:
              Accounts receivable, net                                                 (5,613)               (5,875)
              Management fees receivable                                               (6,674)                 (797)
              Due from affiliated medical groups                                        2,797                  (745)
              Prepaid expenses and other assets                                          (360)               (2,127)
              Accounts payable                                                          1,648                (1,507)
              Payable to affiliated medical groups                                      1,563                   (20)
              Accrued expenses and other liabilities                                   (2,289)               (1,883)
                                                                           ------------------    ------------------
Net cash provided by operating activities                                               2,336                 1,414
                                                                           ------------------    ------------------

Cash flows from investing activities:
     Purchases of property and equipment                                               (3,129)               (2,765)
     Purchases of clinic assets, net of cash acquired                                 (15,169)              (67,316)
     (Increase) decrease in notes receivable                                           (3,366)                1,462
                                                                           ------------------    ------------------
Net cash used in investing activities                                                 (21,664)              (68,619)
                                                                           ------------------    ------------------

Cash flows from financing activities:
     Borrowings under long-term debt                                                  180,500                69,000
     Payments on long-term debt                                                      (209,550)               (2,512)
     Payments on capital lease obligations                                               (233)                 (242)
     Payment of deferred financing costs                                               (2,756)                 (313)
     Proceeds from issuance of common stock, net                                            2                   286
     Proceeds from issuance of preferred stock, net                                    51,468                  -
     Purchase of treasury shares                                                         (625)               (2,914)
     Collection of stockholder note receivable                                           -                      120
                                                                           ------------------    ------------------
Net cash provided by financing activities                                              18,806                63,425
                                                                           ------------------    ------------------

Decrease in cash and cash equivalents                                                    (522)               (3,780)

Cash and cash equivalents, beginning of period                                          7,625                13,871
                                                                           ------------------    ------------------

Cash and cash equivalents, end of period                                   $            7,103    $           10,091
                                                                           ==================    ==================
Supplemental disclosure of cash flow information
     Cash paid during the period for -
         Interest expense                                                  $            8,427    $            3,125
         Income taxes                                                      $            7,354    $            3,153



The accompanying notes are an integral part of these financial statements.

               PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation/Principles of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures herein are adequate to prevent the information presented from being misleading. The foregoing financial information, not audited by independent public accountants, reflects, in the opinion of the Company, all adjustments (which included only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of the operations for the entire year. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform with the 2000 presentation.

Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Common stock to be issued is assumed to be common stock outstanding and is included in the weighted average number of common shares outstanding for the basic EPS calculation. Options, warrants, and the effects redeemable, convertible preferred stock and other potentially dilutive securities are excluded from basic EPS. Diluted EPS includes the options and warrants using the treasury method and the redeemable convertible preferred stock and convertible subordinated notes using the if-converted method, to the extent that these securities are not anti-dilutive. For the three-month and six-month periods ending June 30, 2000, approximately 3.4 and 3.8 million of stock options, respectively, were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. For the three-month and six-month periods ending June 30, 2000, approximately 675,000 and 551,000 shares assumed on the conversion of convertible subordinated notes were excluded from the computation of diluted EPS because the impact is anti-dilutive. Similarly, the impact of redeemable, convertible preferred stock is excluded from the computation of diluted EPS for the three-month period ending June 30, 2000 since the impact is anti-dilutive.

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

Net revenue is detailed as follows (in thousands):


                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          --------------------------    ---------------------------
                                                             2000           1999            2000           1999
                                                          -----------    -----------    -----------     -----------
         Total revenue                                        124,212        108,514        255,419         215,298
         Less- Amounts paid to medical groups                 (34,427)       (32,493)       (72,083)        (66,185)
                                                          -----------    -----------    -----------     -----------
         Net revenue                                      $    89,785    $    76,021    $   183,336     $   149,113
                                                          ===========    ===========    ===========     ===========


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


2.       ACQUISITIONS:

Through June 30, 2000 and during 1999, the Company, through its wholly owned subsidiaries, acquired certain operating assets of the following medical clinics:


                     Medical Group                         Date                             Location
2000:    Breton Medical Group (a)                    June 2000                          California, MD
         First Choice Medical (b)                    January 2000                       Flower Mound, TX

1999:    El Paseo Medical Center                     January 1999 (c)                   Las Cruces, NM
         Boca Raton Medical Associates               February 1999 (d)                  Boca Raton, FL
         Medical Office Services                     May 1999                           Flagstaff, AZ
         Family Care Center of Indiana               May 1999                           Dyer, IN
         MedGroup                                    August 1999                        Prescott, AZ
         Horizon Medical Group                       October 1999 (e)                   Columbus, GA


(a)           The   physicians  of  Breton   Medical  Group  combined  with  the
              physicians of Shah Associates, which had previously affiliated with the Company in November 1998.

(b)           The  physicians  of  First  Choice   Medical   combined  with  the
              HealthFirst Medical Group, which had previously affiliated with the Company in June 1996.

(c)           The Company  operated El Paseo  Medical  Center  under a long-term
              service  agreement   effective   December  1,  1998.  The  Company
              completed its acquisition in January 1999.

(d) The Company operated Boca Raton Medical Associates under an interim service agreement effective October 1, 1998. The Company completed its acquisition in February 1999, and entered into a long-term service agreement effective February 1, 1999.

(e) The Company operated Horizon Medical Group under an interim service agreement effective July 1, 1998. The Company completed its acquisition in October 1999, and entered into a long-term service agreement effective October 1, 1999.


Effective August 1, 1999, the Company, through a wholly owned subsidiary, completed its acquisition of Primergy, Inc., ("Primergy"). Based in Kingston, New York, Primergy is a medical network management company that owns and operates five IPAs in the Hudson Valley of New York and has under contract more than 1,500 physicians.

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

The following unaudited pro forma information reflects the effect of acquisitions of medical groups and Primergy on the consolidated results of operations of the Company had the acquisitions occurred at January 1, 1999. Future results may differ substantially from pro forma results and cannot be considered indicative of future results (in thousands except for per share amounts).

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          --------------------------    ---------------------------
                                                             2000           1999            2000           1999
                                                          -----------    -----------    -----------     -----------
         Net revenue                                      $    89,790    $    83,355    $   183,903     $   168,921
                                                          ===========    ===========    ===========     ===========
         Net income before extraordinary charge           $       662    $     4,190    $     3,663     $     8,064
                                                          ===========    ===========    ===========     ===========
         Earnings per share before extraordinary
         charge per share
                  Basic                                   $      0.03    $      0.20    $      0.17     $      0.38
                                                          ===========    ===========    ===========     ===========
                  Diluted                                 $      0.03    $      0.19    $      0.16     $      0.35
                                                          ===========    ===========    ===========     ===========
         Weighted average number of common
         shares outstanding
                  Basic                                        22,097         21,117         22,090          21,413
                                                          ===========    ===========    ===========     ===========
                  Diluted                                      22,492         22,822         24,846          23,202
                                                          ===========    ===========    ===========     ===========


3.       LONG-TERM DEBT:

Long-term debt is summarized as follows (in thousands):
                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------    ---------
         Borrowings under bank credit facility         $  133,500    $ 156,000
         Notes payable issued to medical groups             1,634        4,309
         Other long-term debt                                 843          828
                                                       ----------    ---------
                                                          135,977      161,137
         Less- current maturities                          (1,156)     (11,463)
                                                       -----------   ---------
         Long-term debt, net of current maturities     $  134,821    $ 149,674
                                                       ==========    =========

In 2000, the Company entered into a two-stage transaction in which it issued an aggregate of 530,000 shares of convertible preferred stock to affiliates of Goldman, Sachs & Co. for aggregate gross proceeds of $55 million. The first stage of the transaction, which was completed in January 2000, involved the issuance of $16 million principal amount of senior subordinated notes and 1,250,000 shares of common stock for $16 million. In the second stage, which closed in June 2000, 405,000 shares of Series A Convertible Preferred Stock and 125,000 shares of Series B Convertible Preferred Stock were issued to the new investors in exchange for the notes, common stock, and an additional $39 million, bringing the total investment to $55 million. Both series of convertible preferred stock have a liquidation preference of $100 per share and are convertible into shares of the Company's common stock. The conversion price of the Series A is $2.50 per common share, and the conversion price of the Series B is $4.00 per common share, subject to adjustment in accordance with customary anti-dilution provisions.

In connection with the completion of the second stage of the Goldman, Sachs transaction, the Company expanded its credit facility by $20 million. The new commitment is comprised of a $57.5 million term loan that matures March 30, 2006, a $20.0 million term loan that matures June 12, 2006, and a $100.0 million maximum revolving commitment that expires December 17, 2003. In connection with the new, expanded credit facility, the Company was required to write off the unamortized deferred financing costs relating to the prior credit facility. The resulting extraordinary charge amounted to approximately $647,000, net of applicable income taxes of approximately $468,000.


4.       SUPPLEMENTAL CASH FLOW INFORMATION:

In the first quarter of 2000, the Company converted approximately $35,000 of convertible subordinated notes payable to a medical group into 3,912 shares of the Company's common stock.

In the first six months of 2000 and 1999, an affiliated medical group surrendered 39,700 and 32,896 shares, respectively, of the Company's common stock as partial payment of an outstanding note balance and accrued interest.

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

We currently operate in 25 communities throughout the United States, where we are affiliated with medical groups comprised of approximately 820 physicians and 170 mid-level providers. In addition, the Company is associated with approximately 2,000 physicians in associated independent practice association ("IPA") networks.

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

Results of Operations

After beginning operations in our first two communities 1995, we entered five additional communities in 1996, six in 1997, eight in 1998 and four in 1999. In addition to entering new markets, we continuously work to expand our market share through affiliations with additional physicians and selective additions of ancillary services. Changes in results of operations are generally caused by our expansion into additional communities and same market growth in our existing communities. We faced several challenges during the second quarter of 2000. Several delays in closing the equity investment from Goldman, Sachs had a negative impact on us in a number of major ways: delaying important acquisition opportunities, creating a distraction for senior management and for anyone associated with ProMedCo and eroding the interest of new prospects who chose to wait until the transaction was concluded. In addition, higher-than-expected seasonal impact on revenues, realignment in certain markets and higher interest rates all combined to adversely impact the results of the quarter.

The following table sets forth the percentages of net revenue represented by certain items reflected in our condensed consolidated statements of operations.


                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                          --------------------------    ---------------------------
                                                             2000           1999            2000           1999
                                                          -----------    -----------    -----------     -----------
Net revenue                                                   100.0%          100.0%         100.0%         100.0%
Operating expenses:
         Clinic salaries and benefits                          34.7            35.9           34.4           35.5
         Clinic rent and lease expense                          9.4             9.4            9.0            9.0
         Clinic supplies                                       11.6            11.8           11.3           11.8
         Purchased medical services                            17.9            12.8           17.8           14.5
         Other clinic costs                                    13.1            12.9           12.9           12.5
         General corporate expenses                             3.3             3.0            3.0            2.9
         Depreciation and amortization                          4.3             4.1            4.2            3.9
         Interest expense                                       4.2             1.7            3.8            1.5
                                                            -------        --------       --------        -------
Income before provision for income taxes                        1.5             8.4            3.6            8.4
Provision for income taxes                                      0.6             3.2            1.5            3.2
                                                            -------        --------       --------        -------
Net income before extraordinary charge                          0.9             5.2            2.1            5.2
Extraordinary charge, net of tax benefit                        0.8             -              0.4             -
                                                            -------        --------       --------        --------
Net income                                                      0.1%            5.2%           1.7%           5.2%
                                                            =======        ========       ========        =======

Other Financial Information:
     Total revenue, amounts in thousands (1)              $ 124,212       $ 108,514      $ 255,419      $ 215,298
     Payor breakdown (2)
         Commercial and discounted fee-for-service             42.2%           38.9%          41.4%          38.5%
         Medicare/Medicaid                                     30.0            29.5           30.0           29.0
         Capitation                                            15.5            15.2           15.9           17.0
         Other                                                 12.3            16.4           12.7           15.5
                                                            -------        --------       --------        -------
                                                              100.0%          100.0%         100.0%         100.0%
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

(2)  As a percentage of total revenue.

Three Months Ended June 30, 2000 Compared With Three Months Ended June 30, 1999

Net revenue increased by 18.2% to $89.8 million for the quarter ended June 30, 2000, from $76.0 million for the quarter ended June 30, 1999. Same market growth in net revenue for communities in which we operated for longer than one year was over 5% for the three months ended June 30, 2000 compared with the same period ended June 30, 1999. The remainder of the growth in net revenue was attributable to communities we entered since April 1, 1999.

Overall clinic costs, including purchased medical services, as a percentage of net revenue increased to 86.7% for the quarter ended June 30, 2000, compared to 82.8% for the quarter ended June 30, 1999. Purchased medical services reflect the cost of services required under managed care contracts that are not provided by our medical groups and supplemental services to support incremental ancillary services. The primary reason for the overall increase in clinic expenses as a percentage of net revenue was a change in purchased medical services, which increased to 17.9% as a percentage of net revenue for the first second quarter of 2000, compared to 12.8% in the first six months of 1999. This change resulted from the relative increase in ancillary revenue and the related expenses to provide these services. The increase in purchased medical services was partially offset by decreases, as a percentage of net revenue, in clinic salaries and benefits and clinic supplies which decreased to 34.7% and 11.6%, respectively, in the second quarter of 2000 compared to 35.9% and 11.8%, respectively in the second quarter of 1999.

General corporate expenses as a percentage of net revenue increased to 3.3% for the quarter ended June 30, 2000, compared to 3.0% for the quarter ended June 30, 1999. This increase in expenses was expected as the Company continued to add management and technology infrastructure. Management expects these increases in amounts to continue as the Company continues to grow.

Depreciation and amortization as a percentage of net revenue increased to 4.3% for the quarter ended June 30, 2000, compared to 4.1% for the quarter ended June 30, 1999. This increase resulted primarily from an increase in depreciation due to changes in the mix of our medical groups, with certain of our more recent affiliations having a relatively higher amount of property and equipment.

Net interest expense as a percentage of net revenue increased to 4.2% for the quarter ended June 30, 2000, compared to 1.7% for the quarter ended June 30, 1999. This increase is primarily the result of an overall effective rate on our credit facility which was 11.3% as of June 30, 2000 compared to 7.1% as of June 30, 1999. In addition, there was an increase in interest from the issuance of subordinated notes payable as part of the Goldman, Sachs transaction.

Provision for income taxes reflects an effective rate of 42.0%, which is our estimated effective rate for all of 2000.

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

Net revenue increased by 22.9% to $183.3 million for the six months ended June 30, 2000, from $149.1 million for the six months ended June 30, 1999. Same market growth in net revenue for communities in which we operated for longer than one year was over 5% for the six months ended June 30, 2000 compared with the same period ended June 30, 1999. The remainder of the growth in net revenue was attributable to communities we entered since January 1, 1999.

Overall clinic costs, including purchased medical services, as a percentage of net revenue increased to 85.4% for the six months ended June 30, 2000, compared to 83.3% for the six months ended June 30, 1999. Purchased medical services reflect the cost of services required under managed care contracts that are not provided by our medical groups and supplemental services to support incremental ancillary services. The primary reason for the overall increase in clinic expenses as a percentage of net revenue was a change in purchased medical services, which increased to 17.8% as a percentage of net revenue for the first six months of 2000, compared to 14.5% in the first six months of 1999. This change resulted from the relative increase in ancillary revenue and the related expenses to provide these services. The increase in purchased medical services was partially offset by decreases, as a percentage of net revenue, in clinic salaries and benefits and clinic supplies which decreased to 34.4% and 11.3%, respectively, in the first six months of 2000 compared to 35.5% and 11.8%, respectively in the first six months of 1999.

General corporate expenses as a percentage of net revenue increased to 3.0% for the six months ended June 30, 2000, compared to 2.9% for the six months ended June 30, 1999. This increase in expenses was expected as the Company continued to add management and technology infrastructure. Management expects these increases in amounts to continue as the Company continues to grow.

Depreciation and amortization as a percentage of net revenue increased to 4.2% for the six months ended June 30, 2000, compared to 3.9% for the six months ended June 30, 1999. This increase resulted primarily from an increase in depreciation due to changes in the mix of our medical groups, with certain of our more recent affiliations having a relatively higher amount of property and equipment.

Net interest expense as a percentage of net revenue increased to 3.8% for the six months ended June 30, 2000, compared to 1.5% for the six months ended June 30, 1999. This increase is primarily the result of an overall effective rate on our credit facility which was 11.3% as of June 30, 2000 compared to 7.1% as of June 30, 1999. In addition, there was an increase in interest from the issuance of subordinated notes payable as part of the Goldman, Sachs transaction.

Provision for income taxes reflects an effective rate of 42.0%, which is our estimated effective rate for all of 2000.

Liquidity and Capital Resources

At June 30, 2000, we had working capital of $73.6 million, compared to $52.1 million at December 31, 1999. This increase in working capital resulted primarily from the refinancing of our credit facility which included a portion which was due in June 2000. Net cash provided by operations for the six months ended June 30, 2000 was $2.3 million. Net income, combined with depreciation and amortization and deferred taxes, a decrease in due from affiliated medical groups and an increases in accounts payable and payable to affiliated physician groups, provided $17.2 million in cash flows. This was offset by uses of cash of $14.9 million that resulted from increases in accounts receivable, management fees receivable and other assets, and a decrease in accrued expenses and other liabilities.

Our accounts receivable increased $5.6 million, net of the effects of purchase accounting since December 31, 1999. The increase is due primarily to the increase in revenues in the first six months of 2000 compared to the fourth quarter of 1999. For the second quarter of 2000, the number of days in accounts receivable was 48.0 days, which is a slight increase from the number of days in accounts receivable of 47.2 days for the fourth quarter of 1999. While our days-outstanding compares favorably within the healthcare industry, we continue to focus significant efforts at all of our clinics to continue to improve the collections and the overall business office processes.

We had aggregate cash expenditures for purchases of clinic assets of $15.2 million for the six months ended June 30, 2000. Of this amount, $13.1 million related primarily to deferred payments associated with previously completed acquisitions and $2.1 million related to acquisitions completed in the six months of 2000. Our capital expenditures amounted to $3.1 million for the six months ended June 30, 2000. Although each of the service agreements with our affiliated medical groups requires us to provide capital for equipment, expansion, additional physicians and other major expenditures, we have not committed a specific amount in advance. Capital expenditures are made based partially upon the availability of funds, the sources of funds, alternative projects and an acceptable return on investment.

During the first six months of 2000, the Company loaned $3.4 million to affiliated medical groups and to affiliated physicians. Loans totaling $2.3 million were used for new physicians starting their practice. Additionally, in June 2000, we lent an affiliated medical group $1.1 million who used the proceeds to purchase split-dollar life insurance policies for the physicians in the group.

In November 1998, we authorized a common stock repurchase program whereby we may repurchase up to $10.0 million of our common stock. During the six months of 2000, we purchased 43,317 shares at an average price of $2.28 per share.

In 2000, we entered into a two-stage transaction in which we issued an aggregate of 530,000 shares of convertible preferred stock to affiliates of Goldman, Sachs & Co. for aggregate gross proceeds of $55 million. The first stage of the transaction, which was completed in January 2000, involved the issuance of $16 million principal amount of our senior subordinated notes and 1,250,000 shares of our common stock for $16 million. In the second stage, which closed 405,000 shares of Series A Convertible Preferred Stock and 125,000 shares of Series B Convertible Preferred Stock in June 2000, the new investors exchanged the notes, common stock, and an additional $39 million, bringing the total investment to $55 million. Both series of convertible preferred stock have a liquidation preference of $100 per share and are convertible into shares of our common stock. The conversion price of the Series A is $2.50 per common share and the conversion price of the Series B is $4.00 per common share, subject to adjustment in accordance with customary anti-dilution provisions.

On June 12, 2000, and in connection with the completion of the second stage of the Goldman Sachs transaction, we entered into a new credit facility with a syndicate of banks, to provide for a commitment of up to $177.50 million for acquisitions and general working capital. The revised commitment is comprised of a $57.5 million term loan that matures March 30, 2006, a $20.0 million term loan that matures June 12, 2006, and a $100.0 million maximum revolving commitment that expires December 17, 2003. The term loans require scheduled quarterly principal payments beginning in March 2003. The interest rate is set at our option and varies based on our leverage, as follows: (i) the prime rate plus 1.0% to 3.5%, or (ii) the Eurodollar rate plus 2.5% to 3.5%. As of June 30, 2000, the effective interest rate under the credit facility was 11.3%. The credit facility includes certain restrictive covenants, including limitations on the payment of dividends, as well as requirements for the maintenance of certain financial ratios. The credit facility is secured by substantially all of our assets. In obtaining the credit facility, we paid fees and other closing costs of approximately $2.7 million, which has been capitalized in other assets on our consolidated balance sheets and is amortized as an adjustment to interest expense using the effective interest method. As of June 30, 2000, we had $133.5 million outstanding and $43.5 million available, subject to certain conditions under the agreement.

We had cash and cash equivalents of $7.1 million at June 30, 2000. In addition to this, our principal sources of liquidity at June 30, 2000 were accounts receivable of $66.0 million and availability of $43.5 million under the credit facility. We believe that this will be sufficient to meet our working capital needs for at least the next twelve months. Our future acquisition, expansion and capital expenditure programs may, however, require additional capital resources. To meet any additional capital needs of these programs, we will continue to evaluate alternative sources of financing, including short- and long-term bank indebtedness, additional equity and other forms of financing, the availability and terms of which will depend upon market and other conditions. There can be no assurance that we will be able to obtain additional financing at acceptable terms.

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



Item 2. Changes in Securities and Use of Proceeds

In May 2000, the Company issued 178,362 shares of Common Stock to stockholders of a physician group in connection with December 1997 affiliation. In June 2000, the Company issued 405,000 shares of Series A Convertible Preferred Stock and 125,000 shares of Series B Convertible Preferred Stock to affiliates of Goldman, Sachs and Co. in completion of a financial transaction. These issuances were exempt from registration under the Securities Act, pursuant to section 4(2) of the Act as they did not involve any public offering.


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



Signature                                                 Title                                    Date
/s/ H. WAYNE POSEY
--------------------------------------
H. Wayne Posey                                  Chairman, President, Chief Executive         August 14, 2000
                                                Officer, and Director
                                                (Chief Executive Officer)

/s/ ROBERT D. SMITH
--------------------------------------
Robert D. Smith                                 Senior Vice President - Finance and          August 14, 2000
                                                Chief Financial Officer
                                                (Chief Accounting Officer)
