Form 10-Q/A
period 2000-06-30
PROMEDCO MANAGEMENT CO
filed 2000-09-06
CIK 1011630

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                 FORM 10-Q/A

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

                                INDEX


                                                                      Page
                                                                       No.

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                       2

Signatures                                                              2

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

10.1 Amended and Restated Credit Agreement among ProMedCo Management Company, Bank of America, N.A. as administrative lenders, and Banc of America Securities LLC as arranger, dated June 12, 2000.

11*      Computation of Per Share Earnings

27*      Financial Data Schedule

-----------------
*  Previously filed.


         (b)      Reports on Form 8-K

                  None.

                              SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Signature                                                 Title                                    Date
/s/ H. WAYNE POSEY
--------------------------------------
H. Wayne Posey                                  Chairman, President, Chief Executive         September 6, 2000
                                                Officer, and Director
                                                (Chief Executive Officer)

/s/ ROBERT D. SMITH
--------------------------------------
Robert D. Smith                                 Senior Vice President - Finance and          September 6, 2000
                                                Chief Financial Officer
                                                (Chief Accounting Officer)