Form 10-Q
period 2000-09-30
PROMEDCO MANAGEMENT CO
filed 2000-11-20
CIK 1011630

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM10-Q

 (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

              YES  ( X )                      NO (    )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
    Class of Common Stock                               October 31, 2000
    ---------------------                               ----------------
       $.01 par value                                   21,177,148 shares

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES

                                      INDEX

                                                                                                           Page
                                                                                                            No.

Part I. Financial Information

         Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets
                      September 30, 2000 and December 31, 1999                                               2

                  Condensed Consolidated Statements of Operations
                      Three Months and Nine Months Ended September 30, 2000 and 1999                         3

                  Condensed Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 2000 and 1999                                          4

                  Notes to Condensed Consolidated Financial Statements                                       5

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                12

Part II. Other Information

         Item 2. Changes in Securities and Use of Proceeds                                                  21

         Item 4. Submission of Matters to a Vote of Security Holders                                        21

         Item 5. Other Information                                                                          21

         Item 6. Exhibits and Reports on Form 8-K                                                           22

Signatures                                                                                                  23



                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (All amounts are expressed in thousands)

                                                                           September 30, 2000       December 31,
                                                                               (Unaudited)              1999
                                                                           ------------------    ------------------
                                     ASSETS
Current assets:
         Cash and cash equivalents                                         $           10,073      $          7,625
         Accounts receivable, net                                                      68,848                63,811
         Management fees receivable                                                     6,741                 9,905
         Due from affiliated medical groups                                             7,258                14,758
         Deferred tax benefit                                                           2,139                   537
         Income tax receivable                                                         15,037                  -
         Prepaid expenses and other current assets                                     16,864                14,681
                                                                           ------------------    ------------------
                  Total current assets                                                126,960               111,317
                                                                           ------------------    ------------------
Property and equipment, net                                                            26,255                24,352
Intangible assets, net                                                                201,233               227,006
Long-term receivables                                                                  52,353                50,355
Deferred income taxes                                                                   2,252                   993
Other assets                                                                            6,521                 5,290
                                                                           ------------------    ------------------
                  Total assets                                             $          415,574      $        419,313
                                                                           ==================    ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                  $            8,333      $          6,418
         Payable to affiliated medical groups                                          11,075                10,297
         Accrued salaries, wages and benefits                                           6,859                 7,578
         Accrued purchased medical services                                             8,418                 9,722
         Accrued expenses and other current liabilities                                19,460                 7,321
         Current maturities of long-term debt                                         151,169                11,463
         Current portion of obligations under capital leases                              596                   476
         Current portion of deferred purchase price                                     7,077                 2,293
         Income taxes payable                                                            -                    3,643
                                                                           ------------------    ------------------
                  Total current liabilities                                           212,987                59,211
                                                                           ------------------    ------------------
Long-term debt, net of current maturities                                               1,580               149,674
Obligations under capital leases, net of current portion                                1,413                   343
Deferred purchase price, net of current portion                                         7,190                17,592
Convertible subordinated notes payable                                                  2,019                 9,484
Other long-term liabilities                                                               770                   378
                                                                           ------------------    ------------------
                  Total liabilities                                                   225,959               236,682
                                                                           ------------------    ------------------

Redeemable convertible preferred stock                                                 52,508                  -
Stockholders' equity:
         Common stock                                                                     220                   219
         Additional paid-in capital                                                   156,587               156,106
         Common stock to be issued                                                         90                    90
         Treasury stock                                                                (2,956)               (2,865)
         Stockholder notes receivable                                                    (250)                 (250)
         Accumulated (deficit) earnings                                               (16,584)               29,331
                                                                           -------------------   ------------------
                  Total stockholders' equity                                          137,107               182,631
                                                                           ------------------    ------------------
                  Total liabilities and stockholders' equity               $          415,574      $        419,313
                                                                           ==================    ==================


The  accompanying  notes are an  integral  part of these financial statements.

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
    (All amounts are expressed in thousands, except for per share amounts)

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
                                                            -------------------------    --------------------------
                                                               2000           1999           2000          1999
                                                            -----------   -----------    -----------    -----------

Net revenue                                                 $    72,351   $    84,317     $  255,687    $   233,430

Operating expenses:
         Clinic salaries and benefits                            33,015        28,989         95,952         81,972
         Clinic rent and lease expense                            8,780         7,340         25,286         20,720
         Clinic supplies                                         10,598         9,514         31,401         27,073
         Purchased medical services                              15,274        13,631         47,863         35,294
         Other clinic costs                                      13,678        10,972         37,411         29,661
         General corporate expenses                               3,879         2,396          9,358          6,659
         Depreciation and amortization                           39,653         3,093         47,414          8,979
         Interest expense                                         4,160         1,798         11,158          4,075
         Restructuring charges                                    7,848          -             7,848           -
                                                            -----------   -----------    -----------    -----------

                  Total                                         136,885        77,733        313,691        214,433
                                                            -----------   -----------    -----------    -----------

Income (loss) before provision for (benefit from) income taxes and
     extraordinary charge                                       (64,534)        6,584        (58,004)        18,997
Provision for (benefit from) income taxes                       (16,534)        2,502        (13,776)         7,219
                                                            -----------   -----------    -----------    -----------

Net income (loss) before extraordinary charge                   (48,000)        4,082        (44,228)        11,778

Extraordinary charge-loss on extinguishment of debt, net of benefit from
     income taxes of approximately $468                            -             -               647           -
                                                            -----------   -----------    -----------    -----------

Net income (loss)                                               (48,000)        4,082        (44,875)        11,778

Dividends earned on preferred stock                                 918          -             1,040           -
                                                            -----------   -----------    -----------    -----------

Net income (loss) available to common stockholders          $   (48,918)  $     4,082     $  (45,915)   $    11,778
                                                            ===========   ===========     ===========   ===========

Net earnings (loss) per share
      Basic
         Income (loss) before extraordinary charge          $    (2.27)   $      0.19     $    (2.03)   $      0.56
              Extraordinary charge                                 -             -             (0.03)          -
                                                            -----------   -----------    -----------    -----------
              Net income (loss)                             $    (2.27)   $      0.19     $    (2.06)   $      0.56
                                                            ==========    ===========     ==========    ===========

      Diluted
         Income (loss) before extraordinary charge          $    (2.27)   $      0.18     $    (2.06)   $      0.51
              Extraordinary charge                                 -             -             (0.03)          -
                                                            -----------   -----------    -----------    -----------
              Net income (loss)                             $    (2.27)   $      0.18     $    (2.06)   $      0.51
                                                            ==========    ===========     ==========    ===========

Weighted average number of common shares outstanding:
         Basic                                                   21,177        21,053         21,786         21,126
                                                            ===========   ===========    ===========    ===========
         Diluted                                                 21,177        22,978         21,786         23,291
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

                  PROMEDCO MANAGEMENT COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                     (All amounts are expressed in thousands)

                                                                                       Nine Months Ended
                                                                           ----------------------------------------
                                                                                         September 30,
                                                                           ----------------------------------------
                                                                                  2000                  1999
                                                                           ------------------    ------------------

Cash flows from operating activities:
     Net income (loss)                                                     $          (44,875)     $         11,778
     Adjustments  to  reconcile  net  income  (loss)  to net  cash provided  by operating activities (net of effects of purchase transactions):
         Depreciation and amortization                                                 47,414                 8,979
         Provision for (benefit from) deferred income taxes                            (2,911)                1,488
         Changes in assets and liabilities:
              Accounts receivable, net                                                 (7,453)               (5,892)
              Management fees receivable                                                3,089                (1,342)
              Due from affiliated medical groups                                        9,724                  (789)
              Prepaid expenses and other assets                                         3,456                (3,641)
              Accounts payable                                                          2,291                  (369)
              Payable to affiliated medical groups                                        691                   495
              Accrued expenses and other liabilities                                   (7,227)               (3,090)
                                                                           ------------------    ------------------
Net cash provided by operating activities                                               4,199                 7,617
                                                                           ------------------    ------------------

Cash flows from investing activities:
     Purchases of property and equipment                                               (5,109)               (4,885)
     Purchases of clinic assets, net of cash acquired                                 (29,225)              (84,494)
     (Increase) decrease in notes receivable                                           (3,439)                1,462
                                                                           ------------------    ------------------
Net cash used in investing activities                                                 (37,773)              (87,917)
                                                                           ------------------    ------------------

Cash flows from financing activities:
     Borrowings under long-term debt                                                  197,500                90,000
     Payments on long-term debt                                                      (208,749)               (8,816)
     Payments on capital lease obligations                                               (368)                 (390)
     Payment of deferred financing costs                                               (3,206)                 (736)
     Proceeds from issuance of common stock, net                                            2                   269
     Proceeds from issuance of preferred stock, net                                    51,468                  -
     Purchase of treasury shares                                                         (625)               (2,914)
     Collection of stockholder note receivable                                           -                      120
                                                                           ------------------    ------------------
Net cash provided by financing activities                                              36,022                77,533
                                                                           ------------------    ------------------

Increase (decrease) in cash and cash equivalents                                        2,448                (2,767)

Cash and cash equivalents, beginning of period                                          7,625                13,871
                                                                           ------------------    ------------------

Cash and cash equivalents, end of period                                   $           10,073      $         11,104
                                                                           ==================      ================


Supplemental disclosure of cash flow information
     Cash paid during the period for -
         Interest expense                                                  $           11,352      $          5,567
         Income taxes                                                      $            7,552      $          4,927

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

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company is in violation of certain provisions of its bank credit agreement. As a result, the credit facility has been classified as a current liability in the condensed balance sheet at September 30, 2000. These factors indicate that the Company may be unable to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company has been advised by its independent public accountants that, if the contingency relating to the Company's bank financing has not been resolved prior to the completion of their audit of the Company's consolidated financial statements for the year ending December 31, 2000, their auditors' report on those consolidated financial statements will contain a going concern modification for that contingency.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Common stock to be issued is assumed to be common stock outstanding and is included in the weighted average number of common shares outstanding for the basic EPS calculation. Options, warrants, and the effects redeemable, convertible preferred stock and other potentially dilutive securities are excluded from basic EPS. Diluted EPS includes the options and warrants using the treasury method and the redeemable convertible preferred stock and convertible subordinated notes using the if-converted method, to the extent that these securities are not anti-dilutive. For the three-month and nine-month periods ending September 30, 2000, approximately 5.0 million of stock options were excluded from the computation of diluted EPS because the Company had a net loss for these periods. Similarly, the conversion of convertible subordinated notes into common shares, approximately 176,000 common shares as of September 30, 2000, were excluded from the computation of diluted EPS because the impact is anti-dilutive. Similarly, the impact of redeemable, convertible preferred stock, convertible into 20.1 million shares of common stock, is excluded from the computation of diluted EPS for the three-month period ending September 30, 2000 since the impact is anti-dilutive.

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

Net revenue is detailed as follows (in thousands):

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                   --------------------------    ---------------------------
                                                      2000           1999            2000           1999
                                                   -----------    -----------    -----------     -----------
  Total revenue                                    $   112,978    $   113,658    $   368,397     $   328,956
  Less-   Amounts paid to medical groups               (40,627)       (29,341)      (112,710)        (95,526)
                                                   -----------    -----------    -----------     -----------
  Net revenue                                      $    72,351    $    84,317    $   255,687     $   233,430
                                                   ===========    ===========    ===========     ===========

During the third quarter of 2000, the Company adjusted total revenue and the amounts paid to medical groups as part of the overall restructuring, impairment and other charges (see Note 4). Excluding the impacts of these non-recurring charges, net revenue would have been approximately $87.9 million and $271.2 million for the three and nine months ended September 30, 2000, respectively.

Revenue consists primarily of billings and charges to patients, third party payors and others and payments received under capitated contracts for professional and ancillary services rendered. Total revenue also includes amounts earned for other services rendered, including contract billing; medical directorships; interim management; strategic and financial planning and management consulting. Revenue is recorded at the estimated realizable amounts, net of contractual and other adjustments, including an allowance for doubtful accounts. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for third party settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as the final settlements are determined. There are no material claims, disputes, or other unsettled matters that exist to management's knowledge concerning third party reimbursements. In addition, management believes there are no retroactive adjustments that would be material to the Company's financial statements. Also, due to market changes and changes in the strategic direction of the Company, management fee revenues from interim management, strategic and financial planning and management consulting services are not expected to be a significant net revenue source in the future.

Impairment of Long-Lived Assets

The Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If this review indicates that the carrying amount of the asset may not be recoverable, based on the undiscounted cash flows of the operations over the remaining amortization period, then the carrying value of the asset is reduced to estimated fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each physician group's relative market share and local market competitive environment, current period and forecasted operating and cash flow levels of the physician group and its impact on the management fee earned by the Company, and legal factors governing the practice of medicine. During the three months ended September 30, 2000, the Company recorded approximately $35.6 million as an impairment to its intangible assets (see Note 4).

2.       ACQUISITIONS:

Through September 30, 2000 and during 1999, the Company, through its wholly owned subsidiaries, acquired certain operating assets of the following medical clinics:


                     Medical Group               Date               Location
2000:    First Choice Medical (a)          January 2000         Flower Mound, TX
         Breton Medical Group (b)          June 2000            California, MD
         Healthtrac Resources              July 2000            Amarillo, TX

                     Medical Group               Date               Location
1999:    El Paseo Medical Center           January 1999 (c)     Las Cruces, NM
         Boca Raton Medical Associates     February 1999 (d)    Boca Raton, FL
         Medical Office Services           May 1999             Flagstaff, AZ
         Family Care Center of Indiana     May 1999             Dyer, IN
         MedGroup                          August 1999          Prescott, AZ
         Horizon Medical Group             October 1999 (e)     Columbus, GA

          (a)  The  physicians  of  First  Choice  Medical   combined  with  the
               HealthFirst Medical Group, which had previously affiliated with the Company in June 1996.

          (b)  The   physicians  of  Breton  Medical  Group  combined  with  the physicians of Shah Associates, which had previously affiliated with the Company in November 1998.

          (c) The Company operated El Paseo Medical Center under a long-term service agreement effective December 1, 1998. The Company completed its acquisition in January 1999. During the third quarter of 2000, the Company recorded an impairment of the intangible asset associated with this transaction (see Note 4).

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

3.       LONG-TERM DEBT:

Long-term debt is summarized as follows (in thousands):

                                                 September 30,      December 31,
                                                      2000              1999
                                                 -------------    --------------
  Borrowings under bank credit facility         $      150,500    $     156,000
  Notes payable issued to medical groups                 1,635            4,309
  Other long-term debt                                     614              828
                                                --------------    --------------
                                                       152,749          161,137
  Less- current maturities                            (151,169)         (11,463)
                                                ---------------   --------------
  Long-term debt, net of current maturities     $        1,580    $     149,674
                                                ==============    ==============

In 2000, the Company entered into a two-stage transaction in which it issued an aggregate of 550,000 shares of convertible preferred stock to an investor group for aggregate gross proceeds of $55 million. The first stage of the transaction, which was completed in January 2000, involved the issuance of $16 million principal amount of senior subordinated notes and 1,250,000 shares of common stock for $16 million. In the second stage, which closed in June 2000, 425,000 shares of Series A Convertible Preferred Stock and 125,000 shares of Series B Convertible Preferred Stock were issued to the new investors in exchange for the notes, common stock, and an additional $39 million, bringing the total investment to $55 million. Both series of convertible preferred stock have a liquidation preference of $100 per share, are entitled to a dividend at the annual rate of 6% of the liquidation preference, and are convertible into shares of the Company's common stock. The conversion price of the Series A is $2.50 per common share, and the conversion price of the Series B is $4.00 per common share, subject to adjustment in accordance with customary anti-dilution provisions. The net proceeds from the sale of the Convertible Preferred Stock were used to reduce the outstanding amount under the revolving credit portion of the Company's credit facility. The Company failed to make the quarterly dividend payment due September 30, 2000, as a result of which the unpaid dividend is accruing dividends at the annual rate of 8% of the liquidation preference.

In connection with the completion of the second stage of the convertible preferred stock sale, the Company expanded its credit facility by $20 million. The new commitment is comprised of a $57.5 million term loan that matures March 30, 2006, a $20.0 million term loan that matures June 12, 2006, and a $100.0 million maximum revolving commitment that expires December 17, 2003. In connection with the new, expanded credit facility, the Company was required to write off the unamortized deferred financing costs relating to the prior credit facility. The resulting extraordinary charge amounted to approximately $647,000, net of applicable income taxes of approximately $468,000.

In connection with the conversion of the Company's affiliation structure with a medical group in Pittsfield, MA (See Note 4.), the Company offset $6.5 million of convertible subordinated notes that were payable to the group's shareholders and $3.0 million of deferred purchase price payable to the group against that group's obligations to the Company under the termination provisions of the service agreement.

Due primarily to the Company's continuing inability to provide the lending banks with certain documents relating to their security interest in the assets, the Company was in violation of certain anks also asserted that the Company was in breach of another covenant as a result of its termination of its service agreement with its affiliated medical group in Pittsfield, MA, discussed in Note
4. As a result, the lending banks limited the amounts the Company was able to borrow during the third quarter of 2000 and restricted its uses of the borrowed proceeds. In light of these circumstances, together with the fact that the Company was not in compliance with certain of the credit agreement's financial covenants as of September 30, 2000, the Company requested an amendment of the credit agreement that would include (i) waivers by the lending banks of all covenant defaults, (ii) modification of the financial covenants, and (iii) a commitment to permit future borrowings at a level sufficient to fund the Company's working capital requirements for the next 12 to 15 months. The lending banks have declined to enter into such an amendment, and have instead agreed only to forbear from taking any action as a result of the existing defaults through November 30, 2000, and to fund a single payment to meet our immediate cash requirements. The Company intends to continue to negotiate with the lending banks to obtain an amendment of the credit agreement that relaxes financial covenants and provides for an adequate lending commitment, but thus far the banks have not indicated a willingness to enter into such an amendment. As a result of the banks' ability to declare all of the outstanding principal immediately due and payable after November 30, 2000, the entire amount of the indebtedness ($155.6 million at November 17, 2000) has been reclassified as a current liability as of September 30, 2000.

4.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

During the three months ended September 30, 2000, the Company decided to exit the Las Cruces market and terminate its service agreement with the affiliated medical group and closed one of its sites in Cullman, AL. The Company also converted its affiliation structure with a medical group in Pittsfield, MA from a traditional service agreement to an ancillary services model. Together, these operations accounted for 6.6% and 8.9% of the Company's net revenue for the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively. Also during this period, the Company reorganized PMC Medical Management, its subsidiary that provides capitation management services.

The conversion of the agreement with the Pittsfield group was a result of the physicians' decision to dissolve their group following the departures of several specialty physicians as a result of disagreements concerning the allocation of income within the group. The Company has terminated its original service agreement with the group and entered into modified agreements with approximately half the remaining physicians who were shareholders of the group. The actions in Las Cruces and Cullman resulted from the Company's determination that continuing these operations would not be beneficial for the Company.

The reorganization of PMC Medical Management consists of a substantial staff and facilities reduction and results from the fact that managed care has not become as significant a factor in the Company's affiliated medical groups as originally anticipated in 1997 when the Company acquired PMC Medical Management. PMC Medical Management's primary future role will be to support a managed care initiative that began in 1999 with the affiliated groups and IPA in Pittsfield and is expected to continue under the modified agreements with the physicians in that market.

Primarily as the result of the terminations, conversion and reorganization, the Company recorded restructuring, impairment and other charges of approximately $60.3 million during the three months ended September 30, 2000. Considerable management judgement is necessary to estimate fair value and, accordingly, actual results could vary significantly from such estimates. The following table summarizes the principal components of these charges (in thousands):

     Non-recoverable management fees and bad debts           $            7,710
     Reserves for advances to physicians                                  7,849
     Impairment of intangible assets                                     35,646
     Other clinic expenses                                                1,203
     Restructuring costs                                                  7,848
                                                             ------------------
              Total charges                                  $           60,256
                                                             ==================

Restructuring costs include approximately $3.7 million for severance and other employee-related costs. As part of the terminations, conversion and reorganization, the Company plans to eliminate substantially all of the approximately 400 employees at the locations mentioned above. During the three months ended September 30, 2000, approximately $320,000 in severance costs were paid to terminated employees.

The Company expects to record an additional estimated $1.4 million in restructuring charges in the fourth quarter. It is expected that the restructuring actions will be substantially completed by the end of the first quarter of 2001.

5.       INCOME TAXES:

Due to significant losses during the three-month period ended September 30, 2000 and certain other factors, deferred tax assets have been reduced in part by valuation allowances established in the third quarter of 2000.

6.       SUPPLEMENTAL CASH FLOW INFORMATION:

In the first quarter of 2000, the Company converted approximately $35,000 of convertible subordinated notes payable to a medical group into 3,912 shares of the Company's common stock.

In the first nine months of 2000 and 1999, an affiliated medical group surrendered 39,700 and 32,896 shares, respectively, of the Company's common stock as partial payment of an outstanding note balance and accrued interest.

In the third quarter of 2000, the Company acquired approximately $250,000 of equipment through the issuance of a note payable.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ProMedCo, headquartered in Fort Worth, Texas, is a medical services company that coordinates and manages the delivery of a wide variety of healthcare services in non-urban communities. We currently operate in 26 communities throughout the United States, where we are affiliated with medical groups comprised of approximately 770 physicians and 140 mid-level providers. In addition, we are associated with approximately 1,800 physicians in associated independent practice association (IPA) networks.

Until recently, when affiliating with a medical group we typically purchased the group's non-real estate operating assets and entered into a 40-year service agreement with the group in exchange for various combinations of cash, our common stock, other securities issued by us and/or our assumption of certain liabilities. Under these service agreements, we receive a fixed percentage, typically 15% to 20%, of the group's operating income before physician compensation and a percentage, ranging from 15% to 50%, of income from ancillary services added following our affiliation. We also typically earn initial fees for interim management, strategic and financial planning and management consulting services provided during the period leading to our affiliation and share between 25% and 50% of each group's surplus or deficit under risk-sharing arrangements pursuant to capitated managed care contracts.

Since 1999 we have also been developing alternative affiliation structures that, unlike our traditional asset purchase model, require minimal initial investment--a management services model, an ancillary services model and a network services model. We have entered into one affiliation under the management services model and one affiliation under the ancillary services model, with a second ancillary services affiliation currently subject to a letter of intent. Under the management services structure, we enter into a 25-year service agreement under which we receive between 7.5% and 10% of the group's operating income and 6% to 8% of revenues and 50% of income from ancillary services added following our affiliation. The service agreement also allows the group to terminate the agreement for any reason at five-year intervals, provided the group purchases any of the practice assets then owned by us and pays us a multiple of additional cash flows created since the initial affiliation date. Under the ancillary service model, we enter into an agreement to develop ancillary services with a medical group, but do not take over the day-to-day management of its clinic. We earn 6% to 8% of the revenues and 50% of the income from these ancillary services. The network services model is still under development but we expect to begin offering it within the next three to six months. We do not anticipate significant future affiliations utilizing the asset purchase model.

Substantially all of our net revenue to date consists of total revenue for services rendered by our affiliated medical groups (reported at the estimated realizable amounts from patients, third-party payors and others, net of contractual and other adjustments including an allowance for doubtful accounts), less amounts paid to the groups, consisting primarily of the cost of the services of the groups' physicians. Under our traditional service agreements we provide each medical group with the facilities and equipment used in its medical practice. Under these service agreements, as well as those under our management services model, we also assume responsibility for the management of the operations of the clinic and employ substantially all of the non-provider personnel. We do not consolidate the operating results and accounts of the medical groups. Revenue under alternative affiliation structures is not yet significant.

Results of Operations

After beginning operations in our first two communities 1995, we entered five additional communities in 1996, six in 1997, seven in 1998, four in 1999, and two during the nine months ended September 30, 2000. Through June 30, 2000, changes in results of operations have been generally the result of our expansion into additional communities and same-market growth in our existing communities. During the third quarter of 2000, however, we experienced a substantial reduction in new affiliations and thus in the initial interim management and consulting services fees that have normally been associated with new affiliations. As a result of our future emphasis on the alternative affiliation structures described above, we do not anticipate that new service agreements and the interim management, strategic and financial planning and management consulting fees associated with the asset purchase and management services models, will be as significant a factor in our future growth as in the past.

Also during the three months ended September 30, 2000, we decided to exit the Las Cruces, NM market and closed one of the sites in Cullman, AL. We also converted our affiliation structure with an affiliated medical group in Pittsfield, MA from a traditional asset purchase model to an ancillary services model. Together, these operations accounted for 6.6% and 8.9% of our net revenue for the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively. Also during this period we reorganized PMC Medical Management, our subsidiary that provides capitation management services.

The conversion of the agreement with the Pittsfield group was a result of the physicians' decision to dissolve their group following the departures of several specialty physicians as a result of disagreements concerning the allocation of income within the group. We have terminated our original service agreement with the group and entered into modified agreements with approximately half the remaining physicians who were shareholders of the group. Our actions in Las Cruces and Cullman resulted from our determination that continuing these operations would not be beneficial for our Company.

The reorganization of PMC Medical Management consists of a substantial staff and facilities reduction and results from the fact that managed care has not become as significant a factor in our affiliated medical groups as originally anticipated in 1997, when we acquired PMC Medical Management. PMC Medical Management's primary future role will be to support a managed care initiative begun in 1999 with the affiliated groups and IPA in Pittsfield that is expected to continue under the modified agreements with the physicians in that market.

Primarily as the result of the terminations, conversion and reorganization, we recorded restructuring, impairment and other charges of approximately $60.3 million during the three months ended September 30, 2000 and will record another estimated $1.4 million in the fourth quarter. Considerable management judgement is necessary to estimate fair value and, accordingly, actual results could vary significantly from such estimates. The following table summarizes the principal components of these charges (in thousands):

    Non-recoverable management fees and bad debts            $            7,710
    Reserves for advances to physicians                                   7,849
    Impairment of intangible assets                                      35,646
    Other clinic expenses                                                 1,203
    Restructuring costs                                                   7,848
                                                             ------------------
             Total charges                                   $           60,256
                                                             ==================

Restructuring costs include approximately $3.7 million for severance and other employee-related costs. As part of the terminations, conversion and reorganization, we plan to eliminate substantially all of the approximately 400 employees at the locations mentioned above. During the three months ended September 30, 2000, approximately $320,000 in severance costs were paid to terminated employees. It is expected that the restructuring actions will be substantially completed by the end of the first quarter of 2001.

The foregoing restructuring, impairment and other charges, the decline in revenue of the medical groups associated with the events leading to the charges, together with the decline in interim management and management consulting services revenues associated with new service agreements, all combined to adversely affect the results of the quarter.

The following table sets forth the percentages of net revenue represented by certain items reflected in our condensed consolidated statements of operations.

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                          --------------------------    ---------------------------
                                                             2000           1999            2000           1999
                                                          -----------    -----------    -----------     -----------

Net revenue                                                   100.0%          100.0%         100.0%         100.0%
Operating expenses:
         Clinic salaries and benefits                          45.7            34.4           37.5           35.2
         Clinic rent and lease expense                         12.1             8.7            9.9            8.9
         Clinic supplies                                       14.6            11.3           12.3           11.6
         Purchased medical services                            21.1            16.2           18.7           15.1
         Other clinic costs                                    18.9            13.0           14.6           12.7
         General corporate expenses                             5.4             2.8            3.7            2.9
         Depreciation and amortization                         54.9             3.7           18.5            3.8
         Interest expense                                       5.7             2.1            4.4            1.7
         Restructuring charge                                  10.8             -              3.1              -
                                                            -------        --------       --------        --------
Income (loss) before provision for (benefit from)
   income taxes                                               (89.2)            7.8          (22.7)           8.1
Provision for (benefit from) income taxes                     (28.9)            3.0           (7.1)           3.1
                                                            -------        --------       --------        -------
Net income (loss) before extraordinary charge                 (60.3)            4.8          (15.6)           5.0
Extraordinary charge, net of tax benefit                        -               -              0.2             -
                                                            -------        --------       --------        --------
Net income (loss)                                             (60.3)%           4.8%         (15.8)%          5.0%
                                                            =======        ========       ========        =======

Other Financial Information:
     Total revenue, amounts in thousands (1)              $ 112,978     $   113,658      $ 368,397    $   328,956
     Payor breakdown (2)
         Commercial and discounted fee-for-service             42.4%           37.7%          41.8%          38.2%
         Medicare/Medicaid                                     31.2            29.9           30.4           29.3
         Capitation                                            15.3            17.2           15.7           17.1
         Other                                                 11.1            15.2           12.1           15.4
                                                            -------        --------       --------        -------
                                                              100.0%          100.0%         100.0%         100.0%
                                                            =======        ========       ========        =======


     (1) Total revenue represents amounts received for professional and ancillary services and for other services, such as contract billing, medical directorship and interim management. These amounts are recorded at the estimated realizable amounts, net of contractual and other adjustments including an allowance for doubtful accounts. Our net revenue represents revenue, reduced by amounts paid to the medical groups.

     (2)  As a percentage of total revenue.

Three Months Ended September 30, 2000 Compared With Three Months Ended September 30, 1999

     Net revenue decreased by 14.2% to $72.4 million for the quarter ended September 30, 2000, from $84.3 million for the quarter ended September 30, 1999. The decrease resulted primarily from that portion, aggregating $15.5 million, of the non-recurring restructuring and other charges that adversely affected net revenue. We also experienced declines in net revenue from the medical groups with which we are  terminating  or  converting  our  service  agreements  and in interim management fees and consulting services revenue as a result of the decline in new affiliations. These declines, aggregating approximately $22.9 million, were partially offset by increased revenue derived from our remaining affiliated medical groups. Excluding the effects of these three groups and the related adjustments, same market growth in net revenue (from new physicians, increased productivity of existing physicians and additional ancillary services)for communities in which we operated for longer than one year was over 10% for the three months ended September 30, 2000 compared with the same period ended September 30, 1999. The remainder of the growth in net revenue was attributable to communities we entered since July 1, 1999.

The restructuring, impairment and other charges impact the evaluation of operating expenses in two ways. First, the charges taken into operating expenses have caused those expense categories to rise. Second, the charges against net revenue lower the base on which the operating expenses are typically evaluated. As a result, overall clinic costs as a percentage of net revenue increased to 112.4% for the quarter ended September 30, 2000, compared to 83.6% for the quarter ended September 30, 1999. Excluding the effects of the non-recurring charges, operating expenses for the three months ended September 30, 2000 would have been 91.3% of net revenue, which is still substantially higher than the same period a year ago. This increase results from the higher operating expense margins in the three locations where reorganization or terminations are occurring and from the declines in interim management and consulting services revenues associated with the decline in new affiliations.

General corporate expenses as a percentage of net revenue increased to 5.4% for the quarter ended September 30, 2000, compared to 2.8% for the quarter ended September 30, 1999. Excluding the effects of the non-recurring charges, general corporate expenses for the three months ended September 30,2000 would have been 4.4% of net revenue. The primary reason for the increase in general corporate expenses relates to legal expenses incurred with the termination and conversion of the service agreements discussed earlier. During the quarter ended September 30, 2000, legal expenses were approximately $913,000, compared to approximately $124,000 for the same period in 1999. Management expects legal expenses to remain at or about the same level during the fourth quarter of 2000,before declining in 2001. In addition to legal expenses, general corporate expenses increased over prior year levels due to the addition of management and technology infrastructure.

Depreciation and amortization as a percentage of net revenue increased to 54.9% for the quarter ended September 30, 2000, compared to 3.7% for the quarter ended September 30, 1999. This increase resulted primarily from the impairment of intangible assets and the adjustments to bring property and equipment to its estimated net realizable value associated with the termination and conversion of service agreements with the medical groups discussed earlier.

Net interest expense as a percentage of net revenue increased to 5.7% for the quarter ended September 30, 2000, compared to 2.1% for the quarter ended September 30, 1999. Excluding the effects of the non-recurring charges, net interest expense for the three months ended September 30, 2000 would have been 4.7% of net revenue. The increase is primarily the result of an increase in the effective interest rate under our credit facility, which was 11.2% as of September 30, 2000, compared to 7.4% as of September 30, 1999.

The benefit from income taxes includes adjustments to bring our year-to-date effective rate to 23.8%, which is our estimated effective rate for all of 2000. This rate is less than the statutory federal rate of 35% because certain of the restructuring charges recorded in the third quarter of 2000 are not immediately deductible for income tax purposes, but will be carried forward to future periods. The amounts carried forward have been reduced in part by valuation allowances established in the third quarter of 2000.

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

Net revenue increased by 9.5% to $255.7 million for the nine months ended September 30, 2000, from $233.4 million for the nine months ended September 30, 1999. This increase was offset by the $15.5 million of non-recurring restructuring and other charges in the third quarter of 2000 described earlier, as well as declines in net revenue from the medical groups with which we are terminating or converting our service agreements and in interim management fees and consulting services revenue as a result of the decline in new affiliations. This decline was offset by a 30.5% increase in net revenue from our remaining medical groups for the nine month period ended September 30, 2000 compared to the same period in 1999. Excluding the effects of the previously noted medical groups and the related adjustments discussed above, same market growth in net revenue (from new physicians, increased productivity of existing physicians and additional ancillary services) for communities in which we operated for longer than one year was approximately 9.5% for the nine months ended September 30, 2000 compared with the same period ended September 30, 1999. The remainder of the growth in net revenue was attributable to communities we entered since January 1, 1999.

Overall clinic costs as a percentage of net revenue increased to 93.0% for the nine months ended September 30, 2000, compared to 83.5% for the nine months ended September 30, 1999. Excluding the effects of the non-recurring charges, operating expenses for the three months ended September 30, 2000 would have been 87.2% of net revenue, which is still substantially higher than the same period a year ago. This increase results from the higher operating expense margins in those locations where reorganization or terminations are occurring and from the declines in interim management and consulting services revenues associated with the slow down in new affiliation activity.

General corporate expenses as a percentage of net revenue increased to 3.7% for the nine months ended September 30, 2000, compared to 2.9% for the nine months ended September 30, 1999. Excluding the effects of the non-recurring charges, general corporate expenses for the three months ended September 30, 2000 would have been 3.5% of net revenue.. The primary reason for the increase in general corporate expenses relates to legal expenses incurred with the termination and conversion of the service agreements discussed earlier. For the nine-months ended September 30, 2000, legal expenses were approximately $1.5 million compared to approximately $317,000 for the same period in 1999. In addition to legal expenses, general corporate expenses increased due to the addition of management and technology infrastructure.

Depreciation and amortization as a percentage of net revenue increased to 18.5% for the nine months ended September 30, 2000, compared to 3.8% for the nine months ended September 30, 1999. This increase resulted primarily from the impairment of intangible assets and adjustments to bring the value of property and equipment down to its estimated net realizable value relating to the termination and conversion of the service agreements with the medical groups discussed earlier.

Net interest expense as a percentage of net revenue increased to 4.4% for the nine months ended September 30, 2000, compared to 1.7% for the nine months ended September 30, 1999. Excluding the effects of the non-recurring charges, net interest expense for the three months ended September 30, 2000 would have been 4.1%. This increase is primarily the result of an increase in the effective interest rate under our credit facility, which was 11.2% as of September 30, 2000 compared to 7.4% as of September 30, 1999. In addition, interest on the subordinated notes payable which were outstanding between January and June 2000 as part of the convertible preferred stock transaction also contributed to the increase in net interest expense.

The benefit from income taxes reflects an effective rate of 23.8%, which is our estimated effective rate for all of 2000. This rate is less than the statutory federal rate of 35% because certain of the restructuring charges recorded in the third quarter of 2000 are not immediately deductible for income tax purposes, but will be carried forward to future periods. The amounts carried forward have been reduced in part by valuation allowances.

Liquidity and Capital Resources

At September 30, 2000, we had working capital of $(86.0) million, compared to $52.1 million at December 31, 1999. The decrease in working capital resulted primarily from the reclassification of our borrowings under the bank credit facility from long-term to current liabilities based on our current status with our bank group discussed later in this section. In addition, certain deferred purchase price obligations that were previously classified as long-term are now classified as current liabilities as of September 30, 2000 due to a lack of availability under our credit facility. The amount outstanding under the senior credit facility is $155.6 million at November 17, 2000.

In June 2000, we sold $55.0 million of convertible preferred stock and amended and expanded our bank credit agreement. Application of the net proceeds from the sale of the stock to reduce the amount outstanding under the revolving credit portion of the credit facility, together with the credit agreement amendments, left us at June 30, 2000 with $43.5 million available for borrowing under the facility to fund acquisitions and general working capital, subject to certain conditions in the credit agreement. Although we borrowed $23.0 million of that amount subsequent to the amendment and expansion of the credit facility, as a result of factors described below we are currently unable to borrow additional amounts under the credit facility.

 In connection with the conversion of our affiliation structure with the Pittsfield medical group, we offset $6.5 million of convertible subordinated notes payable to the group's shareholders and $3.0 million of deferred purchase price payable to the group against the group's obligations to us under the termination provisions of the service agreement.

As amended in June 2000, our credit facility is comprised of a $57.5 million term loan maturing March 30, 2006, a $20.0 million term loan maturing June 12, 2006, and a $100.0 million revolving commitment that expires December 17, 2003. The term loans require scheduled quarterly principal payments beginning in March 2003. The interest rate is set at our option and varies based on our leverage, as follows: (i) the prime rate plus 1.0% to 3.5%, or (ii) the Eurodollar rate plus 2.5% to 3.5%. As of September 30, 2000, the effective interest rate was 11.2%. The credit agreement contains various restrictive covenants, including limitations on the use of borrowed proceeds, as well as affirmative covenants including requirements to maintain specified financial ratios. The credit facility is secured by substantially all our assets and contains requirements for the furnishing of various security documents to the lending banks.

Due primarily to our continuing inability to provide the lending banks with certain documents relating to their security interest in our assets, we were in violation of certain provisions of the credit agreement during the third quarter of 2000. The lending banks also asserted that we were in breach of another covenant as a result of our termination of the service agreement with the Pittsfield group discussed above. As a result, the banks limited the amounts we were able to borrow during the third quarter of 2000 and restricted our uses of the borrowed proceeds. In light of these circumstances, together with the fact that we were not in compliance with certain of the credit agreement's financial covenants as of September 30, 2000, we requested an amendment of the credit agreement that would include (i) waivers by the lending banks of all covenant defaults, (ii) modification of the financial covenants, and (iii) a commitment to permit future borrowings at a level sufficient to fund our working capital requirements for the next 12 to 15 months. The lending banks have declined to enter into such an amendment, and have instead agreed only to forbear from taking any action as a result of the existing defaults through November 30, 2000, and to fund a single payment to meet our immediate cash requirements. We intend to continue to negotiate with the lending banks to obtain an amendment of the credit agreement that relaxes financial covenants and provides for an adequate lending commitment, but thus far the banks have not indicated a willingness to enter into such an amendment.

Net cash provided by operations for the nine months ended September 30, 2000 was $4.2 million. Our net loss, combined with depreciation and amortization and deferred taxes, an increase in accounts receivable and a decrease in the combination of accrued expenses and other liabilities created a use of $15.1 million. This was offset by provisions of cash of $19.3 million resulting from decreases in management fees receivable, due from affiliated medical groups and prepaid expenses and other assets, and increases in accounts payable and payable to affiliated medical groups.

We had aggregate cash expenditures for purchases of clinic assets of $29.2 million for the nine months ended September 30, 2000. Of this amount, $11.2 million related primarily to deferred payments associated with previously completed acquisitions and $18.0 million related to acquisitions completed in the first nine months of 2000. Our capital expenditures amounted to $5.1 million for the nine months ended September 30, 2000. Although each of the service agreements with our affiliated medical groups requires us to provided capital for equipment, additional physicians and other major expenditures, we have not committed a specific amount in advance. Capital expenditures are made based partially upon the availability of funds, the sources of funds, alternative projects and an acceptable return on investment.

During the first nine months of 2000, we loaned $3.4 million to affiliated medical groups and to affiliated physicians. Loans totaling $2.3 million were used for new physicians starting their practice. Additionally, in connection with a 1999 affiliation, we lent an affiliated medical group $1.1 million, during the second quarter of 2000, who used the proceeds to purchase split-dollar life insurance policies for the physicians in the group.

We had cash and cash equivalents of $10.1 million at September 30, 2000. In addition to this, our current principal source of liquidity is accounts receivable ($68.8 million at September 30, 2000). This level of liquidity may not be sufficient to meet our short-term working capital needs. As a result of our limited working capital and our inability to obtain an amendment of the credit agreement, we may be unable to continue as a going concern. If we do not obtain an amendment, the lending banks could declare all amounts outstanding under the credit facility immediately due and payable.

We have been advised by our independent public accountants that, if the contingency relating to our bank financing has not been resolved prior to the completion of their audit of our consolidated financial statements for the year ending December 31, 2000, their auditors' report on those consolidated financial statements will contain a going concern modification for that contingency.

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

Item 2. Changes in Securities and Use of Proceeds

In May 2000, the Company issued 178,362 shares of Common Stock to stockholders of a physician group in connection with December 1997 affiliation. In June 2000, the Company issued 405,000 shares of Series A Convertible Preferred Stock and 125,000 shares of Series B Convertible Preferred Stock to a private investor group. These issuances were exempt from registration under the Securities Act, pursuant to section 4(2) of the Act as they did not involve any public offering.


Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting of stockholders on June 15, 2000. At the meeting, the stockholders approved the second of a two-stage transaction in which the Company issued an aggregate of 550,000 shares of convertible preferred stock to an investor group for aggregate gross proceeds of $55 million.

The voting results for the approval of the convertible preferred stock transaction are as follows:

         For                      11,713,398
         Against                   1,558,531
         Abstain                      45,751

The Company held its annual meeting of stockholders on September 8, 2000. At the meeting, the stockholders elected H. Wayne Posey, Richard E. Ragsdale and E. Thomas Chaney as Class III members of the Board of Directors with terms expiring in 2003. Other members of the Board of Directors whose terms continue after the meeting include James F. Herd, M.D., Charles J. Buysse, M.D. and Curtis S. Lane who are Class I directors with terms expiring in 2001, and Jack W. McCaslin and Sanjeev K. Mehra who are Class II directors with terms expiring in 2002.

The voting results of the election of directors are as follows:

                                      Votes              Withheld
               Nominee:                For               Authority
               -------                 ---               ---------
       H. Wayne Posey                35,752,199           357,453
       Richard E. Ragsdale           35,960,999           148,653
       E. Thomas Chaney              35,960,249           149,403


Item 5.  Other Information.

On November 1, 2000 The Nasdaq Stock Market notified the Company that, because the Company's Common Stock had failed to maintain a minimum bid price of $1.00 over the preceding 30 consecutive trading days as required for continued listing on the Nasdaq National Market, unless the bid price is at least $1.00 for a minimum of 10 consecutive trading days prior to January 30, 2001 the Common Stock will be delisted at the opening of business on February 1, 2001.

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


Signature                                                 Title                                    Date
/s/ H. WAYNE POSEY
--------------------------------------
H. Wayne Posey                                  Chairman, President, Chief Executive         November 20, 2000
                                                Officer, and Director
                                                (Chief Executive Officer)

/s/ ROBERT D. SMITH
--------------------------------------
Robert D. Smith                                 Senior Vice President - Finance and          November 20, 2000
                                                Chief Financial Officer
                                                (Chief Accounting Officer)


PROMEDCO MANAGEMENT COMPANY
EXHIBIT 11
Computation of Per Share Earnings
(All amounts are expressed in thousands, except for earnings per share)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                          --------------------------    ---------------------------
                                                             2000           1999            2000           1999
                                                          -----------    -----------    -----------     -----------

BASIC
     Weighted average shares outstanding                      21,177         21,043         21,786          20,873
     Contingently issuable shares in business
         combinations                                            -               10            -               253
         --                                                ---------     ----------     ----------      ----------
     Number of common shares outstanding                      21,177         21,053         21,786          21,126
                                                           =========     ==========     ==========      ==========

DILUTED
     Weighted average shares outstanding                      21,177         21,043         21,786          20,873
     Contingently issuable shares in business
        combinations                                            -                10            -               253
     Net common shares issuable on exercise of certain
        stock options and warrants (1)                          -             1,324            -             1,559
     Net common shares issuable on conversion of
        preferred stock(2)                                      -                -             -                -
     Other dilutive securities(2)                               -               601            -               606
                                                            --------     ----------     ----------      ----------
     Number of common shares outstanding                      21,177         22,978         21,786          23,291
                                                            ========     ==========     ==========      ==========

Net income (loss) available to common stockholders         $  48,000)    $    4,082     $  (44,875)     $   11,778
Dividends earned assuming conversion of preferred stock           -              -              -               -
Interest expense, net of tax assuming conversion of
    convertible subordinated notes payable                        -              66             -              199
                                                            --------     ----------     ----------      ----------
                                                           $ (48,000)    $    4,148     $  (44,875)     $   11,977
                                                            =========     =========     ==========       =========


(1) Net common shares issuable on exercise of certain stock options and warrants are calculated based on the treasury stock method to the extent the individual options and warrants are not anti-dilutive.
(2) Redeemable convertible preferred stock and other dilutive securities are calculated based on the if-converted method to the extent that the securities are not anti-dilutive.